Form 10-K
period 1993-12-31
CONTEL OF CALIFORNIA INC
filed 1994-03-31
CIK 24186

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)
[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [Fee Required]

For the fiscal year ended         December 31, 1993
                          ---------------------------------------------------
                                       or
[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 19334 [Fee Required]

For the transition period from                         to
                               ------------------------   ---------------------

Commission File Number            0-1245
                       --------------------------------------------------------

                            CONTEL OF CALIFORNIA, INC.
- -------------------------------------------------------------------------------
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                CALIFORNIA                                   95-1789511
- -----------------------------------------           ---------------------------
    (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

   16071 Mojave Drive, Victorville, California                     92392
- --------------------------------------------------  ---------------------------
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

Registrant's telephone number, including area code          619-245-0511
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                NONE
- -------------------------------------------------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                                NONE
- -------------------------------------------------------------------------------
                               (TITLE OF CLASS)

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO
THIS FORM 10-K.    X
                 -----

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                                                               YES  X  NO
                                                                   ---    ---
THE COMPANY HAD 2,503,667 SHARES OF $5 PAR VALUE COMMON STOCK OUTSTANDING AT FEBRUARY 28, 1994.

                      DOCUMENTS INCORPORATED BY REFERENCE

ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1993 (INCORPORATED IN PARTS I AND II).

                               TABLE OF CONTENTS

ITEM                                                         PAGE
- ----                                                         ----

PART I

 1. Business                                                   1

 2. Properties                                                 4

 3. Legal Proceedings                                          4

 4. Submission of Matters to a Vote of Security Holders        4

PART II

 5. Market for the Registrant's Common Equity and Related
    Shareholder Matters                                        5

 6. Selected Financial Data                                    5

 7. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                        5

 8. Financial Statements and Supplementary Data                5

 9. Changes in and Disagreements with Accountants on
    Accounting and Financial Disclosure                        5

PART III

10. Directors and Executive Officers of the Registrant         6

11. Executive Compensation                                     8

12. Security Ownership of Certain Beneficial Owners and
    Management                                                10

13. Certain Relationships and Related Transactions            11

PART IV

14. Exhibits, Financial Statement Schedules and Reports       12
    on Form 8-K

                                    PART I


Item 1.  Business

Contel of California, Inc. (the Company) is a wholly-owned subsidiary of Contel Corporation (the Parent Company), a wholly-owned subsidiary of GTE Corporation
(GTE), and provides communications services in California, Nevada and Arizona.

The Company was incorporated in California in 1954. Since its incorporation, twenty-three independent telephone companies have been merged into the Company to form the present entity.

The Company provides local telephone service within its franchise areas and intraLATA (Local Access Transport Area) long distance service between the Company's facilities and the facilities of other telephone companies within the Company's LATAs. InterLATA service to other points in and out of the states in which the Company operates is provided through connection with interexchange
(long distance) common carriers. These common carriers are charged fees (access charges) for interconnection to the Company's local facilities. End user business and residential customers are also charged access charges for access to the facilities of the long distance carriers. The Company also earns other revenues by leasing interexchange plant facilities and providing such services as billing and collection and operator services to interexchange carriers, primarily the American Telephone and Telegraph Company (AT&T). The number of access lines has grown steadily from 292,103 on January 1, 1989 to 362,905 on December 31, 1993.

The Company's principal line of business is providing telecommunication services. These services fall into five major classes: local network, network access, long distance, equipment sales and services and other. Revenues from each of these classes over the last three years are as follows:

                                      Years Ended December 31
                               --------------------------------------
                                 1993           1992           1991
                                 ----           ----           ----
                                      (Thousands of Dollars)

Local Network Services          $  94,586   $  93,752    $  88,631
% of Total Revenues                    25%         23%          23%

Network Access Services         $ 139,822   $ 139,171    $ 146,577
% of Total Revenues                    36%         34%          38%

Long Distance Services          $ 124,780   $ 133,926    $ 126,746
% of Total Revenues                    33%         32%          32%

Equipment Sales and Services    $  13,134   $  37,220    $  12,468
% of Total Revenues                     3%          9%           3%

Other                           $  12,315   $   9,893    $  16,282
% of Total Revenues                     3%          2%           4%




At December 31, 1993, the Company had 1,592 employees. The Company has written agreements with the Communications Workers of America (CWA) and International Brotherhood of Electrical Workers (IBEW) covering approximately 794 of the Company's employees. The current agreements with CWA and IBEW units expire on September 6, 1995.

  Telephone Competition

The Company holds franchises, licenses and permits adequate for the conduct of its business in the territory which it serves.

The Company is subject to regulation by the California Public Utilities Commission (CPUC), the Public Service Commission of Nevada, and the Arizona
Corporation Commission as to its intrastate business operations and by the Federal Communications Commission (FCC) as to its interstate business operations. Information regarding the Company's activities with the various regulatory agencies and revenue arrangements with other telephone companies can be found in Note 10 of the Company's Annual Report to Shareholders for the year ended December 31, 1993, incorporated herein and filed as Exhibit 13.

The year was marked by important changes in the U.S. telecommunications industry. Rapid advances in technology, together with government and industry initiatives to eliminate certain legal and regulatory barriers are accelerating and expanding the level of competition and opportunities available to the Company. As a result, the Company faces increasing competition in virtually all aspects of its business. Specialized communications companies have constructed new systems in certain markets to bypass the local-exchange network. Additional competition from interexchange carriers as well as wireless companies continues to evolve for both intrastate and interstate communications.

During 1994, the Company will begin implementation of a re-engineering plan that will redesign and streamline processes. Implementation of its re-engineering plan will allow the Company to continue to respond aggressively to these competitive and regulatory developments through reduced costs, improved service quality, competitive prices and new product offerings. Moreover, implementation of this program will position the Company to accelerate delivery of a full array of voice, video and data services. The re-engineering program will be implemented over three years. During the year, the Company continued to introduce new business and consumer services utilizing advanced technology, offering new features and pricing options while at the same time reducing costs and prices.

During 1993, the FCC announced its decision to auction licenses during 1994 in 51 major markets and 492 basic trading areas across the United States to encourage the development of a new generation of wireless personal communications services (PCS). These services will both complement and compete with the Company's traditional wireline services. The Company will be permitted to fully participate in the license auctions in areas outside of GTE's existing cellular service areas. Limited participation will be permitted in areas in which GTE has an existing cellular presence.


In Cerritos, California, GTE is testing and comparing the capabilities of copper wire, coaxial cable and fiber optics. The Cerritos test has enhanced GTE's expertise in the areas of pay-per-view video service, video-on demand and local video conferencing, and led to a new interactive video service, GTE Main Street, which allows customers to shop, bank and access various other information services from their homes. In 1992, the FCC issued a "video dialtone" ruling that allows telephone companies to transmit video signals over their networks. The FCC also recommended that Congress amend the Cable Act of 1984 to permit telephone companies to supply video programming in their service areas.

During 1993, the CPUC approved a New Regulatory Framework (NRF) settlement agreement allowing GTE California to retain 100% of any earnings above 15.5% beginning in 1994. Under its prior agreement, GTE California was required to share 50% of any earnings over a 13% rate of return and refund 100% of any earnings over 16.5%. The Company has requested that it be allowed to adopt GTE California's NRF concurrent with the approval of the legal entity merger of the Company and GTE California Incorporated. Additionally, the CPUC is
expected to issue a final decision in early 1994 generally authorizing intralata toll competition and ordering significant rate restructuring in California. Although intended to be revenue neutral, the ultimate effect on revenue will depend, in part, on the extent to which toll and access rate reductions result in increased calling volumes.

The GTE Consent Decree, which was issued in connection with the 1983 acquisition of GTE Sprint (since divested) and GTE Spacenet, prohibits GTE's domestic telephone operating subsidiaries from providing long distance service beyond the boundaries of the LATA. This prohibition restricts their direct provision of long distance service to relatively short distances. The degree of competition allowed in the intraLATA market is subject to state regulation. However, regulatory constraints on intraLATA competition are gradually being relaxed. In fact, some form of intraLATA competition is authorized in many of the states in which the Company provides service.

In September 1993, the FCC released an order allowing competing carriers to interconnect to the local-exchange network for the purpose of providing switched access transport services. This ruling complements similar interconnect arrangements for private line services ordered during 1992. The order encourages competition for the transport of telecommunications traffic between local exchange carriers' (LECs) switching offices and interexchange carrier locations. In addition, the order allows LECs flexibility in pricing competitive services.

These and other actions to eliminate the existing legal and regulatory barriers, together with rapid advances in technology, are facilitating a convergence of the computer, media and telecommunications industries. In addition to allowing new forms of competition, these developments are also creating new opportunities to develop interactive communications networks. The Company supports these initiatives to assure greater competition in telecommunications, provided that overall the changes allow an opportunity for all service providers to participate equally in a competitive marketplace under comparable conditions.


Item 2.  Properties

The Company's property consists of network facilities (85%), company facilities (12%), customer premises equipment (1%) and other (2%). From January 1, 1989 to December 31, 1993, the Company made gross property additions of $334.9 million and property retirements of $155.6 million. Substantially all of the Company's property is subject to liens securing long-term debt. In the opinion of management, the Company's telephone plant is substantially in good repair.


Item 3.  Legal Proceedings

There are no pending legal proceedings, either for or against the Company, which would have a material impact on the Company's financial statements.


Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                    PART II


Item 5.  Market for the Registrant's Common Equity and Related Shareholder
       Matters

Market information is omitted since the Company's common stock is wholly-owned by Contel Corporation.


Item 6.  Selected Financial Data

Reference is made to the Registrant's Annual Report to Shareholders, page 30, for the year ended December 31, 1993, incorporated herein and filed as Exhibit 13.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to the Registrant's Annual Report to Shareholders, pages 25 to 29 for the year ended December 31, 1993, incorporated herein and filed as
Exhibit 13.


Item 8.  Financial Statements and Supplementary Data

Reference is made to the Registrant's Annual Report to Shareholders, pages 2 to 23, for the year ended December 31, 1993, incorporated herein and filed as
Exhibit 13.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                   PART III


Item 10.  Directors and Executive Officers of the Registrant

The names, ages and positions of all the directors and executive officers of the Company as of March 1, 1994 are listed below along with their business experience during the past five years.

a.  Identification of Directors


                           Director
        Name          Age   Since               Business Experience
- --------------------  ---  --------    ----------------------------------------

James F. Miles         51   1984       President of Contel of California, Inc.
                                       since 1984; Board of Directors, Desert
                                       Community Bank, Victorville, California;
                                       Former President, Contel of Texas, Inc.;
                                       Former Assistant Vice President -
                                       Finance, Contel Western Region.

Geoffrey C. Gould      41   1990       Vice President - Regulatory and
                                       Governmental Affairs, GTE Telephone
                                       Operations; Former Vice President -
                                       Merger Integration, GTE Telephone
                                       Operations; Former President, Contel
                                       Western Region; Former Vice President -
                                       Quality, Contel Headquarters; Former Vice
                                       President - Customer Services, Contel
                                       Eastern Division Headquarters; Former
                                       Director of Public Affairs, Contel of
                                       Illinois.

Thomas W. White        47   1991       Executive Vice President, GTE Telephone
                                       Operations; Director, Contel of
                                       California, Inc.; Board Member, GTE Data
                                       Services; Former Senior Executive Vice
                                       President - Headquarters Staff, GTE
                                       Telephone Operations; Former Vice
                                       President - Products Management, GTE
                                       Telephone Operations; and Former Vice
                                       President - Business Development, GTE
                                       Telephone Operations.

Directors are elected annually. The term of each director expires on the date of the next annual meeting of shareholders, which may be held on any day during May, as specified in the notice of the meeting.

There are no family relationships between any of the directors or executive officers of the Company.


b.  Identification of Executive Officers

                                   Year
                                  Assumed
                                  Current
         Name                Age  Position        Position with Company
- ------------------------     ---  --------  -----------------------------------

James F. Miles                51   1984     President
Michael W. Bollinger          43   1991     Assistant Vice President -
                                            Controller
Michael E. Burke              49   1991     Vice President - Network Design
Jeffrey B. Cutherell          44   1991     Vice President - Regulatory and
                                            Governmental Affairs and
                                            Treasurer
John A. Ferrell               43   1991     Vice President - Customer Services

Each of these executive officers has been an employee of the Company or an affiliated company for the last five years.

Except for duly elected officers and directors, no other employees had a significant role in decision making.

All officers are appointed for a term of one year.



Item 11.  Executive Compensation

Executive Compensation Tables

The following tables provide information about executive compensation.

                          SUMMARY COMPENSATION TABLE

The  following table sets forth information about the compensation of the Chief
Executive Officer and each of the other four most highly compensated executive officers of the Company for services in all capacities to the Company and its subsidiary.



                                                                                         Long-Term Compensation
                                                                          ----------------------------------------------------
                                         Annual Compensation                    Awards                   Payments
                                    ------------------------------------  -------------------  -------------------------------
       (a)                    (b)     (c)        (d)          (e)            (f)        (g)       (h)            (i)
                                                                          Reserved
Name and Principal                                        Other Annual     Stock      Options    LTIP         All Other
Position in Group             Year  Salary($)   Bonus($) Compensation($)  Awards(#)   SARs(#)  Payments($) Compensations($)(5)
- ---------------------------  -----  ---------  --------- ---------------  ---------   -------  ----------- -------------------

James F. Miles                1993   146,492     53,400     1,853            --        --          --         4,387
  President                   1992   147,832     57,100       276            --        --          --         7,086
                              1991   121,995     42,000     2,721            --        --          --         5,089

Jeffrey B. Cutherell          1993   109,596     33,200        --            --        --          --         3,288
  Vice President -            1992   110,044     34,400        --            --        --          --         3,301
    Regulatory and            1991    98,398     24,400       957            --        --          --         2,942
    Governmental Affairs
    and Treasurer (1)

John A. Ferrell               1993   105,973     33,800     8,511            --        --          --         3,179
  Vice President -            1992   105,422     31,500       283            --        --          --         3,163
    Customer Services (2)     1991    91,230     25,800    32,659            --        --          --         2,758

Michael E. Burke              1993   108,586     11,200       201            --        --          --         3,207
  Vice President -            1992   108,897     30,000       179            --        --          --         3,221
    Network Design (3)        1991    94,675     24,500     1,694            --        --          --         2,854

Michael W. Bollinger          1993    94,164     22,400        --            --        --          --           621
  Assistant Vice              1992    93,226     22,500        --            --        --          --         1,857
    President-Controller (4)  1991    81,396     19,000     1,053            --        --          --           121

- ----------
(1) Mr. Cutherell became Vice President - Regulatory and Governmental Affairs and Treasurer in May 1991.
(2) Mr. Ferrell became Vice President - Customer Services in May 1991.
(3) Mr. Burke became Vice President - Network Design in May 1991.
(4) Mr. Bollinger became Assistant Vice President - Controller in August 1991.
(5) All other compensation included Company contributions to defined contribution plans.


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES


    (a)                    (b)            (c)                 (d)                           (e)
                                                                                  Value of Unexercised
                          Shares                     Number of Unexercised     In-the-Money Options/SARs
                         Acquired       Value        Options/SARs at FY-End            At FY-End($)
Name                  On Exercise(#)  Realized($)  Exercisable  Unexercisable  Exercisable  Unexercisable
- --------------------  --------------  -----------  -----------  -------------  -----------  -------------

James F. Miles             2,500      $  42,208        4,739       1,186       $  60,265    $   8,883
Jeffrey B. Cutherell       1,381         13,414          532          --           4,485           --
John A. Ferrell              931          9,012          466          --           3,928           --
Michael E. Burke           1,086         24,220        1,270          --          10,706           --
Michael W. Bollinger         592          5,879          297          --           2,504           --



Executive Agreement

Mr. Miles is covered by a Contel Executive Severance Agreement until December 31, 1994. In order to receive a benefit, this agreement requires the termination of the executive following a change in control of Contel Corporation. Termination is defined as an actual or constructive termination within twelve months following a change in control. Constructive termination includes a reduction in pay or benefits, a demotion or a reduction in responsibilities. The amount of severance to which he is entitled in the event of termination following a change in control is generally equal to three times his final average earnings as defined in Contel's Senior Executive Supplemental Income Plan, plus all fringe benefits that were available to him immediately prior to the change in control. There will be no deduction from the severance payments as a result of any subsequent employment activity.


Retirement Programs

  Pension Plans

The  Company  maintains  for  its  full-time employees,  without  cost  to  its employees, a trusteed defined benefit pension plan that complies with the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). An employee's normal retirement date is the first day of the month coinciding with or next following his or her sixty-fifth birthday. Pension payments under this defined benefit plan are based on attained age, years of credited service and average annual earnings (regular rates of pay excluding bonuses and fringe benefits) for the five highest consecutive years out of the last ten consecutive years preceding retirement; however, such pension payments may not exceed the "maximum benefit" on an annual basis under the provisions of ERISA. The plan provides that up to $235,840 of an employee's earnings in 1993 and up to $245,274 of an employee's earnings in 1994 may be taken into account for purposes of determining an employee's retirement benefits under the plan. Compensation received by current executive officers for services rendered during 1992 that would be used in calculating future pension payments appears in the Summary Compensation Table under the caption "Annual Compensation - Salary". As of December 31, 1993, Messrs. Miles, Cutherell, Burke, Ferrell and Bollinger were credited with 28, 22, 27, 21 and 20 years of service, respectively. The following table illustrates the approximate amount of annual pension payments that would accrue to an employee retiring in 1993 at age 65 under the provisions of the plans (such amounts are not subject to any offsets, such as social security benefits):

Average Annual   15 Yrs.     20 Yrs.      25 Yrs.     30 Yrs.       35 Yrs.
  Earnings       of Svc.     of Svc.      of Svc.     of Svc.       of Svc.
- -------------- ----------   ---------  -----------  ------------  ----------

$   50,000     $   10,125   $  13,500   $   16,875   $    20,250  $   23,625
   100,000         20,729      27,638       34,548        41,457      48,367
   150,000         31,604      42,138       52,672        63,207      73,742
   200,000         42,479      56,638       70,797        84,957      99,117
   300,000         64,229      85,638      107,048       128,457     149,867


  Executive Retired Life Insurance Plan

The Executive Retired Life Insurance Plan (ERLIP) provides Messrs. Miles, Cutherell, Burke, Ferrell and Bollinger a maximum postretirement life insurance benefit of three times final base salary. Upon retirement, ERLIP benefits may be paid as life insurance or optionally, an equivalent amount may be paid as a lump sum payment equal to the present value of the life insurance amount (based on actuarial factors and the interest rate then in effect), as an annuity or as installment payments. If an optional payment method is selected, the ERLIP benefit will be based on the actuarial equivalent of the present value of the insurance amount.

There are no other compensation arrangements for directors of the Company.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners as of February 28, 1994:

                         Name and             Shares of
     Title              Address of           Beneficial     Percent
    of Class         Beneficial Owner         Ownership     of Class
    --------         --------------------    -----------    --------

    Common Stock     Contel Corporation       2,503,667       100%
    $5 Par value     One Stamford Forum       shares of
                     Stamford, Connecticut    record
                     06904

    Cumulative       Alsta & Co.              13,000          100%
    Preferred        c/o Continental Bank     shares of
    $20 par value    231 S. La Salle Street   record
    (1)              Chicago, IL  60693

- ----------
   (1) The 5.25% Series of cumulative preferred stock has full voting rights. The number of shares of cumulative preferred stock shown or owned includes only shares of series having full voting rights. According to the Company's records at the time of issuance of the fully voting preferred shares, sole voting and investment power with respect to such shares is held by the beneficial owner listed in the table.

(b)  Security Ownership of Management as of December 31, 1993:

     Common Stock of  Name of Director or Nominee
     GTE Corporation  ---------------------------                All less
                      James F. Miles (1)             15,178      than 1%
                      Geoffrey C. Gould              24,250
                      Thomas W. White                83,071
                                                    -------
                                                    122,499
                                                    =======

                      Executive Officers(1)(2)
                      James F. Miles                 15,178
                      Jeffrey B. Cutherell            5,234
                      John A. Ferrell                 2,573
                      Michael E. Burke                2,776
                      Michael W. Bollinger              586
                                                    -------
                                                     26,347
                                                    =======

                      All directors and executive
                      officers as a group(1)(2)     133,668
                                                    =======

          (1) Includes shares acquired through participation in GTE's Consolidated Employee Stock Ownership Plan and/or the GTE Savings Plan.

          (2) Included in the number of shares beneficially owned by Messrs. Miles, Cutherell, Ferrell, Burke and Bollinger and all directors and executive officers as a group are 5,925; 532; 466; 1,270; 297 and 9,287 shares, respectively, which such persons have the right to acquire within 60 days pursuant to stock options.

(c)  There were no changes in control of the Company during 1993.


Item 13.  Certain Relationships and Related Transactions

The Company`s executive officers or directors were not materially indebted to the Company or involved in any material transaction in which they had a direct or indirect material interest.

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements - Reference is made to the Registrant's Annual Report to Shareholders, pages 2 - 23, for the year ended December 31, 1993, incorporated herein and filed as Exhibit 13.

       Report of Independent Public Accountants.

       Consolidated Balance Sheets - December 31, 1993 and 1992.

       Consolidated Statements of Income for the years ended December 31, 1993-1991.

       Consolidated Statements of Reinvested Earnings for the years ended December 31, 1993-1991.

       Consolidated Statements of Cash Flows for the years ended December 31, 1993-1991.

       Notes to Consolidated Financial Statements.

   (2) Financial Statement Schedules - Included in Part IV of this report for the years ended December 31, 1993-1991:

                                                                 Page(s)
                                                                 -------

       Report of Independent Public Accountants                       14

       Schedules:

          V - Property, Plant and Equipment                        15-17

         VI - Accumulated Depreciation and Amortization of
                Property, Plant and Equipment                         18

       VIII - Valuation and Qualifying Accounts                       19

          X - Supplementary Income Statement Information              20

- ----------
Note: Schedules other than those listed above are omitted as not applicable, not required, or the information is included in the financial statements or notes thereto.


   (3)  Exhibits - Included in this report or incorporated by reference.

        2.1 Agreement of Merger, dated September 10, 1992 between GTE California Incorporated and Contel of California, Inc.

         3* Articles of Incorporation and Bylaws (incorporated by reference from the Registration Statement of the Company, File No. 2-52487, effective January 14, 1975).

         4* Instruments defining the rights of security holders, including indentures (incorporated by reference from the Registration Statement of the Company, File No. 2-52487, effective January 14,
             1975).

         13 Annual Report to Shareholders for the year ended December 31, 1993, filed herein as Exhibit 13.

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the fourth quarter of 1993.


- ----------
* Denotes exhibits incorporated herein by reference to previous filings with the Securities and Exchange Commission as designated.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Contel of California, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Contel of California, Inc. and subsidiary's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 28, 1994. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the change in the method of accounting for income taxes in 1992 as discussed in Note 1 to the consolidated financial statements. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed under Item 14 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                             ARTHUR ANDERSEN & CO.

Dallas, Texas
January 28, 1994.


                    CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                      FOR THE YEAR ENDED DECEMBER 31, 1993
                             (Thousands of Dollars)

- ------------------------------------------------------------------------------------------------------------
                 Column A                    Column B     Column C     Column D     Column E      Column F
                ---------                    --------     --------     --------     --------      --------
                                            Balance at               Retirements      Other      Balance at
                                           Beginning of   Additions    or Sales     Debits or     Close of
              Classification                   Year        at Cost     (Note 1)     (Credits)       Year
- ------------------------------------------------------------------------------------------------------------
TELEPHONE PLANT, stated at original cost:
  Land                                     $    4,034    $       49  $       --    $      (39)  $    4,044
  Buildings                                    48,704           848         129           (99)      49,324
  Central office equipment                    291,127        42,315      25,429            61      308,074
  Station connections                          10,131           985          --            18       11,134
  Cable/underground conduit, etc.             420,841        21,689       3,190           (87)     439,253
  Furniture and office equipment               29,329         2,244         146         1,167       32,594
  Vehicles and other work equipment            17,387         1,722       2,456           338       16,991
  Telephone plant under construction           17,263       (10,185)         --            59        7,137
                                           ----------     ---------   ---------    ----------   ----------
    Total Telephone Plant                     838,816        59,667      31,350         1,418      868,551
NONREGULATED PLANT                              8,664         1,227          12        (2,010)       7,869
                                           ----------     ---------   ---------    ----------   ----------
    Total Property, Plant and Equipment    $  847,480    $   60,894  $   31,362    $     (592)  $  876,420
                                           ==========    ==========  ==========    ==========   ==========

- ----------------------------------
NOTE:

(1) All retirements or sales in Column D were charged to accumulated depreciation (Schedule VI, Note 2).

                    CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                      FOR THE YEAR ENDED DECEMBER 31, 1992
                             (Thousands of Dollars)

- ---------------------------------------------------------------------------------------------------------------
                 Column A                    Column B       Column C     Column D      Column E      Column F
                ---------                    --------       --------     --------      --------      --------
                                            Balance at                  Retirements                 Balance at
                                           Beginning of   Additions at   or Sales    Other Debits    Close of
              Classification                   Year           Cost       (Note 1)    or (Credits)      Year
- ---------------------------------------------------------------------------------------------------------------
TELEPHONE PLANT, stated at original cost:
  Land                                     $    3,890    $      215     $       --   $      (71)   $    4,034
  Buildings                                    47,102         3,535            795       (1,138)       48,704
  Central office equipment                    278,479        29,614         16,966           --       291,127
  Station connections                           8,611         1,520             --           --        10,131
  Cable/underground conduit, etc.             389,494        33,756          2,409           --       420,841
  Furniture and office equipment               26,950         3,934             --       (1,555)       29,329
  Vehicles and other work equipment            15,409         2,328         (1,433)      (1,783)       17,387
  Telephone plant under construction           29,436       (12,154)            --          (19)       17,263
                                           ----------    ----------     ----------   ----------    ----------
    Total Telephone Plant                     799,371        62,748         18,737       (4,566)      838,816
NONREGULATED PLANT                              3,189           909             --        4,566         8,664
                                           ----------    ----------     ----------   ----------    ----------
    Total Property, Plant and Equipment    $  802,560    $   63,657     $   18,737   $       --    $  847,480
                                           ==========    ==========     ==========   ==========    ==========

- ----------------------------------
NOTE:

(1) All retirements or sales in Column D were charged to accumulated depreciation (Schedule VI). Retirements include write-offs of customer premises equipment due to deregulation by the FCC.


                    CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                      FOR THE YEAR ENDED DECEMBER 31, 1991
                             (Thousands of Dollars)

- ---------------------------------------------------------------------------------------------------------------
                 Column A                    Column B       Column C     Column D      Column E      Column F
                ---------                    --------       --------     --------      --------      --------
                                            Balance at                  Retirements                 Balance at
                                           Beginning of   Additions at   or Sales    Other Debits    Close of
              Classification                   Year           Cost       (Note 1)    or (Credits)      Year
- ---------------------------------------------------------------------------------------------------------------
TELEPHONE PLANT, stated at original cost:
  Land                                     $    3,773    $      117     $       --   $       --    $    3,890
  Buildings                                    45,992         1,204             94           --        47,102
  Central office equipment                    266,012        28,786         16,318           (1)      278,479
  Station connections                          26,869           546         18,804           --         8,611
  Cable/underground conduit, etc.             370,535        23,508          4,550            1       389,494
  Furniture and office equipment               25,561         1,649            260           --        26,950
  Vehicles and other work equipment            14,341         1,702            634           --        15,409
  Telephone plant under construction           19,832         9,604             --           --        29,436
                                           ----------    ----------     ----------   ----------    ----------
    Total Telephone Plant                     772,915        67,116         40,660           --       799,371
NONREGULATED PLANT                              2,556           540             --           93         3,189
                                           ----------    ----------     ----------   ----------    ----------
    Total Property, Plant and Equipment    $  775,471    $   67,656     $   40,660   $       93    $  802,560
                                           ==========    ==========     ==========   ==========    ==========

- ------------------------------
NOTES:

(1) All retirements or sales in Column D were charged to accumulated depreciation (Schedule VI). Retirements include write-offs of customer premises equipment due to deregulation by the FCC.

(2)  Schedule has been restated to conform to the 1992 presentation.


                    CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY

           SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                          PROPERTY, PLANT AND EQUIPMENT

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (Thousands of Dollars)
- ---------------------------------------------------------------------------------------------------------------
                 Column A                    Column B       Column C     Column D      Column E      Column F
                ---------                    --------       --------     --------      --------      --------
                                                           Additions
                                                           Charged to                    Other
                                            Balance at     Costs and                  Charges Add   Balance at
                                           Beginning of     Expenses    Retirements    (Deduct)      Close of
              Classification                   Year         (Note 1)     (Note 2)      (Note 3)        Year
- ---------------------------------------------------------------------------------------------------------------
Accumulated depreciation and amortization
for the year ended:

December 31, 1993                          $  318,170    $   57,776     $   31,360   $   (1,391)   $  343,195
                                           ==========    ==========     ==========   ==========    ==========
December 31, 1992                          $  282,685    $   52,956     $   18,737   $    1,266    $  318,170
                                           ==========    ==========     ==========   ==========    ==========
December 31, 1991                          $  267,848    $   50,762     $   40,660   $    4,735    $  282,685
                                           ==========    ==========     ==========   ==========    ==========

- ---------------------------------
NOTES:

(1)   Reference is made to Note 1 of Notes to Consolidated Financial
      Statements with respect to depreciation policy:                      1993          1992          1991
                                                                       -----------   -----------   -----------
        Total as shown in Consolidated Statements of Income            $   58,431    $   53,440    $   50,762
        General office allocations                                           (545)         (312)           --
        Other                                                                (110)         (172)           --
                                                                       ----------    ----------    ----------
        Total as shown above                                           $   57,776    $   52,956    $   50,762
                                                                       ==========    ==========    ==========

(2)   Represents:   Retirements or sales credited to property,
                      plant and equipment (Schedule V)                 $   31,362     $  18,737     $  40,660
                    Other                                                      (2)           --            --
                                                                       ----------     ---------     ---------
                    Total as shown above                               $   31,360     $  18,737     $  40,660
                                                                       ==========     =========     =========

(3)   Represents:   Salvage                                            $      125     $   2,752    $    4,477
                    Removal costs                                          (1,551)       (1,486)       (1,236)
                    Other                                                      35            --         1,494
                                                                       ----------     ---------    ----------
                    Total as shown above                               $   (1,391)    $   1,266    $    4,735
                                                                       ==========     =========    ==========

                    CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (Thousands of Dollars)


- ---------------------------------------------------------------------------------------------------------------
                 Column A                    Column B             Column C             Column D      Column E
                ---------                    --------    -------------------------     --------      --------
                                                                 Additions
                                                         -------------------------
                                                                        Charged to    Deductions
                                            Balance at                     Other         from       Balance at
                                           Beginning of    Charged to    Accounts      Reserves      Close of
               Description                     Year          Income      (Note 1)      (Note 2)        Year
- ---------------------------------------------------------------------------------------------------------------
Allowance for uncollectible accounts for
  the year ended:

  December 31, 1993                        $    3,321    $    6,478     $    6,196   $   12,403    $    3,592
                                           ==========    ==========     ==========   ==========    ==========
  December 31, 1992                        $    2,654    $    8,083     $    2,035   $    9,451    $    3,321
                                           ==========    ==========     ==========   ==========    ==========
  December 31, 1991                        $    2,952    $    5,871     $    3,644   $    9,813    $    2,654
                                           ==========    ==========     ==========   ==========    ==========

- ------------------------------
NOTES:

(1)  Recoveries of previously written-off amounts.

(2)  Charges for purpose for which reserve was created.
     Represents write-offs of receivable accounts.



                    CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY

             SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (Thousands of Dollars)


- -----------------------------------------------------------------------------------------
                  Column A                                     Column B
- --------------------------------------------  -------------------------------------------
                    Item                             Charged to Operating Expenses
- -----------------------------------------------------------------------------------------
                                                  1993           1992           1991
                                              ----------     ----------     ----------

Maintenance and repairs                       $   59,794     $   80,996     $   64,178
                                              ==========     ==========     ==========

Taxes, other than payroll and income taxes, are as follows:

  Real and personal property                  $    6,902     $    7,182     $    7,376
  State gross receipts                                15             12             13
  Other                                              236           (195)           734
  Portion of above taxes charged to plant
    and other accounts                              (617)          (654)        (4,687)
                                              ----------     ----------     ----------

  Total                                       $    6,536     $    6,345     $    3,436
                                              ==========     ==========     ==========


                                  SIGNATURES

Pursuant  to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CONTEL OF CALIFORNIA, INC.
                                --------------------------------------------
                                                 (Registrant)


Date  March 21, 1994            By              JAMES F. MILES
- ----------------------             -----------------------------------------
                                                JAMES F. MILES
                                                   President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


JAMES F. MILES           President and Director             March 21, 1994
- ----------------------   (Principal Executive Officer)
JAMES F. MILES


MICHAEL W. BOLLINGER     Assistant Vice President-          March 21, 1994
- ----------------------     Controller
MICHAEL W. BOLLINGER     (Principal Financial and
                           Accounting Officer)


GEOFFREY C. GOULD        Director                           March 21, 1994
- ----------------------
GEOFFREY C. GOULD


THOMAS W. WHITE          Director                           March 21, 1994
- ----------------------
THOMAS W. WHITE



