Form 10-Q
period 1994-03-31
CONTEL OF CALIFORNIA INC
filed 1994-05-12
CIK 24186

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

                           (Mark One)


[X]  Quarterly  Report Pursuant to Section 13  or  15(d)  of  the
Securities
    Exchange Act of 1934


For the period ended      March 31, 1994

                               or

[  ]  Transition Report Pursuant to Section 13 or  15(d)  of  the
Securities
    Exchange Act of 1934


For          the          transition         period          from
to


Commission File Number:   0-1245


                          CONTEL OF CALIFORNIA, INC.
           (Exact name of registrant as specified in its charter)

             CALIFORNIA                            95-1789511
          (State       or       other       jurisdiction       of
(I.R.S. Employer
    Incorporation or organization)
Identification No.)

      16071     Mojave     Drive,     Victorville,     California
92392
  (Address of principal executive offices)
(Zip Code)


Registrant's telephone number, including area code       619-245-
0511



(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                 YES X     NO

The Company had 2,503,667 shares of $5 par value common stock outstanding at April 30, 1994.

            CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY



                              INDEX





PART I.  FINANCIAL INFORMATION                              PAGE


    Condensed Consolidated Statements of Income. . . . . . . . .
. . . .                                                     1

    Management's Discussion and Analysis of Financial
      Condition and Results of Operations . . . . . . . . . . . .
. . .                                                       2

    Condensed Consolidated Balance Sheets - Assets . . . . . . .
. . . .                                                     4

    Condensed Consolidated Balance Sheets - Liabilities and
      Shareholders' Equity. . . . . . . . . . . . . . . . . . . .
. . .                                                       5

    Condensed Consolidated Statements of Cash Flows. . . . . . .
. . . .                                                     6

    Notes to Condensed Consolidated Financial Statements . . . .
. . . .                                                     7



PART II.  OTHER INFORMATION


    Items 1 through 6. . . . . . . . . . . . . . . . . . . . . .
. . . .                                                     8

    Signature. . . . . . . . . . . . . . . . . . . . . . . . . .
. . . .                                                     9

















PART I.  FINANCIAL INFORMATION

            CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                              Three Months Ended
                                                  March 31,
                                             1994       1993
                                           (Thousands of Dollars)
OPERATING REVENUES:
 Local network services                  $    24,177 $    23,431
 Network access services                      35,089      37,396
 Long distance services                       24,192      30,744
 Equipment sales and services                  3,251       1,978
 Other                                         1,892       1,886

                                              88,601      95,435




OPERATING EXPENSES:
 Cost of sales and services                   21,000      19,063
 Depreciation and amortization                16,118      13,683
 Marketing, selling, general and administrative        27,144
22,264

                                              64,262      55,010

 Net operating income                         24,339      40,425



OTHER (INCOME) DEDUCTIONS:
 Interest expense                              3,017       3,236
 Other - net                                     (70)
(445)



INCOME BEFORE INCOME TAXES                    21,392      37,634



INCOME TAXES                                   8,748      15,231



NET INCOME                               $    12,644 $    22,403


Per share data is omitted since the Company's common stock is 100% owned by Contel Corporation (a wholly-owned subsidiary of GTE Corporation).

See Notes to Condensed Consolidated Financial Statements.



                                1
            CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


OPERATING RESULTS

Net  income  decreased 44% or $9.8 million for the  three  months ended  March  31,  1994  compared to  the  same  period  in  1993 attributable to higher operating expenses and lower operating revenues.

Operating Revenues

Operating revenues decreased 7% or $6.8 million for the three months ended March 31, 1994 compared to the same period in 1993.

Local  network service revenues increased 3% or $0.7 million  for the three months ended March 31, 1994 compared to the same period
in   1993   primarily  due  to  continued  customer  growth,   as
experienced through an increase in access lines.

Network access service revenues decreased 6% or $2.3 million for the three months ended March 31, 1994 compared to the same period in 1993. The decrease is primarily due to lower settlements with Pacific Bell as a result of the Company's exit from the toll pool.

Long distance service revenues decreased 21% or $6.5 million for the three months ended March 31, 1994 compared to the same period in 1993 primarily due to lower settlements with Pacific Bell during 1994 as a result of the Company's exit from the toll pool. The Company is currently recording revenues on a bill and keep basis.

Equipment  sales  and  services revenues increased  64%  or  $1.3 million for the three months ended March 31, 1994 compared to the same period in 1993 due to increased revenue from billing and collection services.

Operating Expenses

Operating expenses increased 17% or $9.3 million for the three months ended March 31, 1994 compared to the same period in 1993. The increase is primarily due to higher depreciation and amortization expense due to a rate increase in 1994 and higher expenses for billing and collection services and higher data programming and processing costs.

Other Expenses

Income taxes decreased 43% or $6.5 million compared to the same period in 1993 primarily due to a decrease in pretax income.








                                2
            CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)


CAPITAL RESOURCES AND LIQUIDITY

The  Company's  primary source of funds during  the  first  three months  of 1994 was cash flow from operating activities of  $37.3 million compared to $44.6 million for the same period in 1993.

Capital expenditures represent a significant use of funds during 1994 and 1993 reflecting the Company's continued growth in access lines, modernization of current facilities and introduction of new products and services. The Company's capital expenditures during the first three months of 1994 were $12.8 million compared to $19.1 million during the same period in 1993. The Company's anticipated construction costs for 1994 are approximately $60 million.

Cash used for financing activities was $24.1 million in 1994 compared to $25.5 million in 1993. This included dividend payments of $42.2 million in 1994 compared to $27.1 million in 1993. External financing included short-term borrowings of $22.9 million in 1994 compared to $1.6 million in 1993. The Company retired $4.8 million of long-term debt and preferred stock in 1994, including the retirement of 8.75% Debentures and all outstanding issues of preferred stock.

During   the   first   quarter  of  1994,   the   Company   began
implementation of its re-engineering plan. This plan will allow the Company to continue to respond aggressively to competitive and regulatory developments through reduced costs, improved service quality, competitive prices and new product offerings. Moreover, implementation of this program over the next three years will position the Company to accelerate delivery of a full array of voice, video and data services.

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction programs from operations, although external financing is available. Short-term borrowings can be obtained through commercial paper borrowings or borrowings from GTE. In addition, a $3.9 billion line of credit is available to the Company through shared lines of credit with GTE and other affiliates to support short-term financing needs.













                                3
            CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY

              CONDENSED CONSOLIDATED BALANCE SHEETS

                             ASSETS


                                            March 31,
December 31,
                                             1994       1993
                                           (Thousands of Dollars)

CURRENT ASSETS:
 Cash                                    $       413           $
68
 Accounts and notes receivables, less allowances
    of $5,480 and $3,592 respectively         72,983      82,092
 Materials and supplies, at average cost       2,726       2,566
 Deferred income tax benefits                  8,147       7,783
 Prepayments and other                           698         450
    Total current assets                      84,967      92,959






PROPERTY, PLANT AND EQUIPMENT:
 Original cost                               887,173     876,420
 Accumulated depreciation                   (356,942)
(343,195)
    Net property, plant and equipment        530,231     533,225






OTHER ASSETS                                  30,587      32,898






    TOTAL ASSETS                         $   645,785 $   659,082









 See Notes to Condensed Consolidated Financial Statements.




                                4
            CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY

              CONDENSED CONSOLIDATED BALANCE SHEETS

              LIABILITIES AND SHAREHOLDERS' EQUITY


                                            March 31,
December 31,
                                             1994       1993
                                           (Thousands of Dollars)

CURRENT LIABILITIES:
 Notes payable to affiliates             $    91,783 $    68,873
 Accounts payable                             40,572      59,317
 Accrued taxes                                41,386      34,726
 Accrued dividends                             5,000      42,152
 Accrued payroll and vacations                 8,593       8,177
 Accrued restructuring costs and other        44,530      43,468
   Total current liabilities                 231,864     256,713




LONG-TERM DEBT                                92,800      95,800



DEFERRED CREDITS, primarily deferred
 income taxes and investment tax credits     127,535     118,852



PREFERRED STOCK, subject to mandatory redemption           --
1,710



SHAREHOLDER'S EQUITY:
 Common stock                                 12,518      12,518
 Other capital                                78,917      78,917
 Reinvested earnings                         102,151      94,572
   Total shareholder's equity                193,586     186,007


   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $   645,785  $
659,082








 See Notes to Condensed Consolidated Financial Statements.




                                5
            CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                              Three Months Ended
                                                  March 31,
                                            1994        1993
                                           (Thousands of Dollars)


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                              $    12,644 $    22,403

 Adjustments to reconcile net income to
   net cash from operating activities:
     Depreciation and amortization            16,118      13,683
     Deferred income taxes and investment
       tax credits                             1,388        (112)
     Provision for uncollectible accounts               2,167
1,664
     Changes in current assets and
       current liabilities                    (3,974)
3,661
     Other - net                               9,001       3,265
     Net cash from operating activities       37,344      44,564


CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                        (12,768)
(19,133)
 Other - net                                    (114)
(218)
     Net cash used in investing activities            (12,882)
(19,351)


CASH FLOWS FROM FINANCING ACTIVITIES:
 Long-term debt and preferred stock retired            (4,810)
- - --
 Dividends paid to shareholders              (42,217)
(27,101)
 Net change in affiliate notes                22,910       1,620
     Net cash used in financing activities            (24,117)
(25,481)


 Increase (decrease) in cash                     345        (268)

 Cash at beginning of period                      68       1,477

 Cash at end of period                   $       413 $     1,209







 See Notes to Condensed Consolidated Financial Statements.




                                6
            CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed consolidated financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1993 Annual Report to Shareholders incorporated by reference in the Annual Report on Form 10-K.

(2) On April 20, 1994, the California Public Utilities Commission (CPUC) issued a decision giving final approval to the merger of the Company into GTE California. The decision also would require the merging companies to flow through to their ratepayers all of the estimated savings that will be produced from the merger. This flow through requirement is based on the CPUC's interpretation of certain statutory requirements. The CPUC, however, provided the parties with the opportunity to supplement the evidentiary record to show why the estimated merger savings should be apportioned between ratepayers and shareholders. That filing was made on April 29, 1994. By making the filing, the effective date of the Decision approving the mergers has been delayed until such time as the Commission has the opportunity to review and issue a new decision based on the new evidence.

In addition to approving the merger, the decision established a third phase in the proceeding in which the CPUC will consider the issues of a start-up revenue requirement for the Company's premerger operations and the integration of the Company's tariff rates with those of GTE California.

Applications  are  also  pending before the  Arizona  Corporation
Commission and the Nevada Public Service Commission to approve the merger of the Company and GTE California. Final decisions in both of those proceedings are expected in 1994.

(3)   Reclassifications of prior year data have been made in  the financial  statements where appropriate to conform  to  the  1994 presentation.













                                7
            CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY


PART II.   OTHER INFORMATION


Items 1 through 5 are not applicable for the quarter ended March
31, 1994.

Item 6.  Exhibits and Reports on Form 8-K.

Contel of California, Inc. filed a report on Form 8-K dated
January 13, 1994 on January 14, 1994, under Item 5, "Other
Events."  No financial statements were filed with this report.












































                                8
                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                   CONTEL      OF
CALIFORNIA, INC.
                                                  (Registrant)






Date:   May 12, 1994                     MICHAEL W. BOLLINGER
                                        MICHAEL W. BOLLINGER
                               Assistant Vice President -
Controller
                                (Principal Financial and
Accounting Officer)






























                                9