Form 10-Q
period 1994-06-30
CONTEL OF CALIFORNIA INC
filed 1994-08-12
CIK 24186

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

                                 (Mark One)


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934


For the period ended      June 30, 1994

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

                                                           YES X     NO

The Company had 2,503,667 shares of $5 par value common stock outstanding at July 31, 1994.


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

     Condensed Consolidated Balance Sheets - Liabilities and
        Shareholders' Equity. . . . . . . . . . . . . . . . . . . . . . . 6

     Condensed Consolidated Statements of Cash Flows. . . . . . . . . . . 7

     Notes to Condensed Consolidated Financial Statements . . . . . . . . 8



PART II.  OTHER INFORMATION


     Items 1 through 6. . . . . . . . . . . . . . . . . . . . . . . . . . 9

     Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

















PART I.  FINANCIAL INFORMATION

                  CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   Three Months Ended          Six Months Ended
                                        June 30,                    June 30,
                                    1994         1993          1994         1993
                                               (Thousands of Dollars)
OPERATING REVENUES:
  Local network services        $   23,217 $   23,068   $   47,394   $   46,499
  Network access services           35,270    32,648       70,359       70,044
  Long distance services            23,805    31,346       47,997       62,090
  Equipment sales and services       2,515     3,309        5,766        5,287
  Other                              1,910     2,671        3,802        4,557

                                     86,717    93,042      175,318      188,477

OPERATING EXPENSES:
  Cost of sales and services        15,641    19,572       36,641       38,635
  Depreciation and amortization     16,005    13,887       32,123       27,570
  Marketing, selling, general
    and administrative              15,168    24,529       42,312       46,793

                                     46,814    57,988      111,076      112,998
  Net operating income              39,903    35,054       64,242       75,479


OTHER (INCOME) DEDUCTIONS:
  Interest expense                   3,109     3,188        6,126        6,424
  Other - net                         (104)        (294)        (174)        (739)


INCOME BEFORE INCOME TAXES           36,898    32,160       58,290       69,794


INCOME TAXES                         15,135    13,281       23,883       28,512


NET INCOME                       $   21,763 $   18,879   $   34,407   $   41,282






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

See Notes to Condensed Consolidated Financial Statements.


                                      1

                  CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


OPERATING RESULTS

Net income increased 15% or $2.9 million for the three months ended June 30, 1994 and decreased 17% or $6.9 million for the six months ended June 30, 1994 compared to the same periods in 1993. The quarter-to-date increase is primarily due to lower operating expenses. The year-to-date decrease is primarily the result of lower operating revenues.

Operating Revenues

Operating revenues decreased 7% or $6.3 million and 7% or $13.2 million for the three months and six months ended June 30, 1994, respectively, compared to the same periods in 1993.

Local network service revenues increased 1% or $0.1 million and 2% or $0.9 million for the three months and six months ended June 30, 1994, respectively, compared to the same periods in 1993 primarily due to continued customer growth, as experienced through an increase in access lines.

Network access service revenues increased $2.6 million and $0.3 million for the three months and six months ended June 30, 1994, respectively, compared to the same periods in 1993. The increases are primarily due to favorable settlements with AT&T.

Long distance service revenues decreased 24% or $7.5 million and 23% or $14.1 million for the three months and six months ended June 30, 1994, respectively, compared to the same periods in 1993 primarily due to the Company's exit from the California toll pool and reduced toll transitional support payments. The Company is currently recording revenues on a bill and keep basis, which are reflected as local network revenues in 1994.

Equipment sales and services revenues decreased 24% or $0.8 million for the three months ended June 30, 1994 and increased 9% or $0.5 million for the six months ended June 30, 1994 compared to the same periods in 1993. The quarter-to-date decrease is primarily due to lower revenues from maintenance agreements and billing and collection services. The year-to-date increase is primarily due to increased revenue from billing and collection services.

Miscellaneous revenues decreased 28% or $0.8 million and 17% or $0.8 million for the three months and six months ended June 30, 1994, respectively, compared to the same periods in 1993. The quarter-to-date and year-to-date changes reflect lower directory advertising revenue due to timing and lower rental revenue partially offset by lower provisions for uncollectible accounts.






                                      2
                  CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


Operating Expenses

Operating expenses decreased 19% or $11.2 million and 2% or $1.9 million for the three months and six months ended June 30, 1994, respectively, compared to the same periods in 1993. The decreases are primarily due to reductions to certain reserves and the one-time charge associated with the enhanced early retirement and voluntary separation programs offered to eligible employees during the second quarter of 1993. These reductions are partially offset by higher depreciation and amortization expense due to a rate increase in 1994 and higher expenses for billing and collection services.

Other Expenses

Income taxes increased 14% or $1.9 million and decreased 16% or $4.6 million for the three months and six months ended June 30, 1994, respectively, compared to the same periods in 1993 primarily due to changes in pretax income.


CAPITAL RESOURCES AND LIQUIDITY

The Company's primary source of funds during the first six months of 1994 was cash flow from operating activities of $73.1 million compared to $70.6 million for the same period in 1993.

Capital expenditures represent a significant use of funds during 1994 and 1993 reflecting the Company's continued growth in access lines, modernization of current facilities and introduction of new products and services. The Company's capital expenditures during the first six months of 1994 were $24.9 million compared to $35.1 million during the same period in 1993. The Company's anticipated construction costs for 1994 are approximately $60 million.

Cash used in financing activities was $45.9 million in 1994 compared to $35.8 million in 1993. This included dividend payments of $47.2 million in 1994 compared to $42.7 million in 1993. Financing activities included short-term borrowings of $6.1 million in 1994 compared to $19.0 million in 1993. The Company retired $4.8 million of long-term debt and preferred stock in 1994, including the retirement of 8.75% Debentures and all outstanding issues of preferred stock, compared to $12.1 million in 1993.

During the second quarter of 1994, the Company continued implementation of its re-engineering plan. This plan will allow the Company to continue to respond aggressively to competitive and regulatory developments through reduced costs, improved service quality, competitive prices and new product offerings. Moreover, implementation of this program over the next three years will position the Company to accelerate delivery of a full array of voice, video
and  data  services.  Cash  requirements   for  the  implementation  of  the
re-engineering plan during 1994 are expected to be largely offset by cost savings.

                                      3
                  CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction programs from operations, although external financing is available. Short-term borrowings can be obtained through commercial paper borrowings or borrowings from GTE. In addition, a $2.8 billion line of credit is available to the Company through shared lines of credit with GTE and other affiliates to support short-term financing needs.











































                                      4
                  CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                   ASSETS


                                                    June 30, December 31,
                                                     1994          1993
                                                   (Thousands of Dollars)

CURRENT ASSETS:
  Cash                                           $     2,578    $        68
  Accounts and notes receivables, less allowances
    of $4,469 and $3,592 respectively                 57,186     82,092
  Materials and supplies, at average cost              3,025      2,566
  Deferred income tax benefits                         8,510      7,783
  Prepayments and other                                  395        450
    Total current assets                              71,694     92,959






PROPERTY, PLANT AND EQUIPMENT:
  Original cost                                      894,301    876,420
  Accumulated depreciation                          (368,024)      (343,195)
    Net property, plant and equipment                526,277    533,225






OTHER ASSETS                                          25,934     32,898






    TOTAL ASSETS                                 $   623,905 $   659,082








  See Notes to Condensed Consolidated Financial Statements.




                                      5


                  CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                    LIABILITIES AND SHAREHOLDERS' EQUITY


                                                    June 30, December 31,
                                                     1994          1993
                                                   (Thousands of Dollars)

CURRENT LIABILITIES:
  Notes payable to affiliates                    $    74,985 $    68,873
  Accounts payable                                    17,380     59,317
  Accrued taxes                                       45,880     34,726
  Accrued dividends                                    8,688     42,152
  Accrued payroll and vacations                        6,726      8,177
  Accrued restructuring costs and other               43,868     43,468
    Total current liabilities                        197,527    256,713




LONG-TERM DEBT                                        92,800     95,800



DEFERRED CREDITS, primarily deferred
  income taxes and investment tax credits            126,918    118,852



PREFERRED STOCK, subject to mandatory redemption          --      1,710



SHAREHOLDER'S EQUITY:
  Common stock                                        12,518     12,518
  Other capital                                       78,917     78,917
  Reinvested earnings                                115,225     94,572
    Total shareholder's equity                       206,660    186,007


    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $   623,905 $   659,082







  See Notes to Condensed Consolidated Financial Statements.




                                      6
                  CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                       Six Months Ended
                                                           June 30,
                                                    1994           1993
                                                   (Thousands of Dollars)


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $    34,407 $    41,282

  Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation and amortization                   32,123     27,570
      Deferred income taxes and investment
        tax credits                                   2,918       (221)
      Provision for uncollectible accounts             2,420      2,998
      Changes in current assets and
        current liabilities                          (9,652)        (8,466)
      Other - net                                     10,889      7,416
      Net cash from operating activities              73,105     70,579


CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               (24,929)       (35,118)
  Other - net                                            250       (175)
      Net cash used in investing activities          (24,679)       (35,293)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt and preferred stock retired          (4,810)       (12,100)
  Dividends paid to shareholders                     (47,218)       (42,669)
  Net change in affiliate notes                        6,112     18,996
      Net cash used in financing activities          (45,916)       (35,773)


  Increase(decrease) in cash                           2,510       (487)

  Cash at beginning of period                             68      1,477

  Cash at end of period                          $     2,578 $       990




  See Notes to Condensed Consolidated Financial Statements.





                                      7

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

(2) On April 20, 1994, the California Public Utilities Commission (CPUC) issued a decision giving final approval to the merger of the Company into GTE California Incorporated. The decision requires the merging companies to flow through to their ratepayers all of the estimated savings that will be produced from the merger. This flow through requirement is based on the CPUC's interpretation of certain statutory requirements. The CPUC, however, provided the parties with the opportunity to supplement the evidentiary record to show why the estimated merger savings should be apportioned between ratepayers and shareholders. That filing was made on April 29, 1994. By making the filing, the effective date of the Decision approving the mergers has been delayed until such time as the Commission has the opportunity to review and issue a new decision based on the new evidence. On June 17, 1994, the CPUC issued a ruling canceling all dates relative to the filing of testimony and evidentiary hearings.

Applications were also filed with the Arizona Corporation Commission and the Nevada Public Service Commission for approval of the merger of the Company and GTE California Incorporated. During the second quarter 1994, the Nevada Public Service Commission approved the merger, subject to final approval of the merger by the CPUC. A decision from the Arizona Corporation Commission is expected in the third quarter.

(3) In July 1994, the CPUC proposed an order aimed at rebalancing local phone companies' rates and introducing new competition in the local toll market beginning January 1, 1995. A final order is expected in September 1994. While this order is intended to be revenue neutral, its ultimate effect will depend, in part, on the extent to which toll and access rate reductions result in increased calling volumes.

(4) Reclassifications of prior year data have been made in the financial statements where appropriate to conform to the 1994 presentation.







                                      8
                  CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY


PART II.   OTHER INFORMATION


Items 1 through 6 are not applicable for the quarter ended June 30, 1994.


















































                                 9SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                   CONTEL OF CALIFORNIA, INC.
                                                          (Registrant)






Date:   August 12, 1994                      MICHAEL W. BOLLINGER
                                             MICHAEL W. BOLLINGER
                                     Assistant Vice President - Controller
                                 (Principal Financial and Accounting Officer)