Form 10-Q
period 1994-09-30
CONTEL OF CALIFORNIA INC
filed 1994-11-10
CIK 24186

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

                           (Mark One)


[X]  Quarterly  Report Pursuant to Section 13  or  15(d)  of  the
Securities
    Exchange Act of 1934


For the period ended      September 30, 1994

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

                                                 YES X     NO

The Company had 2,503,667 shares of $5 par value common stock outstanding at October 31, 1994.

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

    Signature. . . . . . . . . . . . . . . . . . . . . . . . . .
. . . . 10


















PART I.  FINANCIAL INFORMATION

            CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                             Three Months Ended              Nine
Months Ended
                                 September 30,          September 30,
                              1994         1993
1994         1993
                                        (Thousands of Dollars)

OPERATING REVENUES:
 Local network services    $   24,888 $   24,002  $   72,282 $   70,501
 Network access services       33,738     35,301     104,097    105,345
 Long distance services        25,851     31,563      73,848     93,653
 Equipment sales and services            3,196      3,594      8,962
8,881
 Other                          3,751      4,884       7,553      9,441

                               91,424     99,344     266,742    287,821

OPERATING EXPENSES:
 Cost of sales and services             17,548     16,459     54,189
55,094
 Depreciation and amortization          16,240     14,221     48,363
41,791
 Marketing, selling, general
   and administrative          24,735     23,842      67,047     70,635

                               58,523     54,522     169,599    167,520

 Net operating income          32,901     44,822      97,143    120,301


OTHER (INCOME) DEDUCTIONS:
 Interest expense               2,946      2,835       9,072      9,259
 Other - net                     (182)                  6       (356)
(733)


INCOME BEFORE INCOME TAXES     30,137     41,981      88,427    111,775


INCOME TAXES                   12,458     17,551      36,341     46,063


NET INCOME                 $   17,679 $   24,430  $   52,086 $   65,712





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

See Notes to Condensed Consolidated Financial Statements.



                                1
            CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


OPERATING RESULTS

Net income decreased 28% or $6.8 million and 21% or $13.6 million for the three months and nine months ended September 30, 1994, respectively, compared to the same periods in 1993. These decreases are primarily due to lower operating revenues, primarily long distance service revenues, and higher operating expenses, primarily depreciation and amortization expense.

Operating Revenues

Operating revenues decreased 8% or $7.9 million and 7%  or  $21.1 million for the three months and nine months ended September 30, 1994, respectively, compared to the same periods in 1993.

Local network service revenues increased 4% or $0.9 million and 3% or $1.8 million for the three months and nine months ended September 30, 1994, respectively, compared to the same periods in 1993 primarily due to continued customer growth, as experienced through an increase in access lines.

Network access service revenues decreased 4% or $1.6 million and 1% or $1.2 million for the three months and nine months ended September 30, 1994, respectively, compared to the same periods in 1993. The decreases are primarily due to rate reductions to achieve competitive pricing.

Long distance service revenues decreased 18% or $5.7 million and 21% or $19.8 million for the three months and nine months ended September 30, 1994, respectively, compared to the same periods in 1993 primarily due to lower settlements with Pacific Bell during 1994. The Company now records revenues on a bill and keep basis.

Equipment sales and service revenues decreased 11% or $0.4 million for the three months ended September 30, 1994 and remained virtually unchanged for the nine months ended September 30, 1994 compared to the same periods in 1993. The quarter-to-date decrease is primarily due to lower revenues from telephone equipment sales and installations. These decreases were offset in the nine month period, and partially in the three month period, by increased revenue from billing and collection services.

Other revenues decreased 23% or $1.1 million and 20% or $1.9 million for the three months and nine months ended September 30, 1994, respectively, compared to the same periods in 1993. The quarter-to-date and year-to-date decreases reflect lower rent revenue partially offset by lower provisions for uncollectible accounts.








                                2
            CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)


Operating Expenses

Operating expenses increased 7% or $4.0 million and 1% or $2.1 million for the three months and nine months ended September 30, 1994, respectively, compared to the same periods in 1993. The increases are primarily due to higher depreciation and amortization expense due to a rate represcription in 1994 and higher expenses for billing and collection services, partially offset by a decrease in labor and benefit costs from headcount reductions that occurred in 1993.

Restructuring

As previously reported, during the fourth quarter of 1993, the Company recorded a one-time, pre-tax restructuring charge of $49.0 million primarily for incremental costs related to implementation of its three year re-engineering plan. The re-engineering plan will redesign and streamline processes to improve customer-responsiveness and product quality, reduce the time necessary to introduce new products and services and reduce costs.

In connection with the re-engineering plan, in the first nine months of 1994 minimal expenditures were incurred and charged to the restructuring reserve. The level of re-engineering activities and related expenditures are expected to accelerate during the remainder of 1994 and throughout 1995. There have been no significant changes made to the overall re-engineering plan as originally reported.

Other Expenses

Income tax expense decreased 29% or $5.1 million and 21% or  $9.7 million for the three months and nine months ended September  30,
1994,  respectively, compared to the same periods in  1993.   The
decreases are primarily due to decreases in pretax income.


CAPITAL RESOURCES AND LIQUIDITY

The  Company's  primary  source of funds during  the  first  nine months  of  1994  was  cash from operating activities  of  $109.1 million compared to $108.7 million for the same period in 1993.

The Company's capital expenditures during the first nine months of 1994 were $37.0 million compared to $48.3 million during the same period in 1993. These expenditures reflect the Company's growth in access lines, modernization of facilities and introduction of new products and services. The Company's anticipated construction costs for 1994 are approximately $54 million.






                                3
            CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)


Cash used in financing activities was $71.1 million compared to $56.7 million in the same period last year. The largest use of cash was dividend payments of $55.9 million in 1994 compared to $60.2 million in 1993. The Company reacquired $5.3 million of long-term debt and preferred stock in 1994, including the retirement of 8.75% Debentures and all outstanding issues of preferred stock.

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


OTHER MATTERS

The Company follows the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulations" ("FAS 71"). In general, FAS 71 requires companies to depreciate plant and equipment over lives approved by regulators. It also requires deferral of certain costs and obligations based upon approvals received from regulators. In the event that recoverability of these costs becomes unlikely or uncertain, whether resulting from actual or anticipated increases in competition or specific regulatory, legislative or judicial actions, continued application of FAS 71 would no longer be appropriate. If the Company no longer qualifies for the provisions of FAS 71, the financial effects of the required accounting change (which would be non-cash) could be material.

In  September  1994,  the California Public Utilities  Commission
(CPUC) issued a final order in its Implementation Rate Design proceeding. The decision authorizes intraLATA toll competition (except 1+) in California, effective January 1, 1995. It also permits rate rebalancing that would allow rate reductions for intralata toll service and access charges while increasing basic local exchange rates closer to the actual cost of providing this service. Although the rate rebalancing is intended to be revenue neutral, its ultimate effect on revenue will depend, in part, on the extent to which rate reductions result in increased calling volumes. The decision does not permit rate increases to compensate for competitive losses. GTE believes that the CPUC has over-estimated the calling volume that will be stimulated by reduced toll rates. At present, however, it is not possible to accurately quantify the potential effect.






                                4
            CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY

              CONDENSED CONSOLIDATED BALANCE SHEETS

                             ASSETS


                                         September 30,
December 31,
                                             1994       1993
                                           (Thousands of Dollars)

CURRENT ASSETS:
 Cash                                    $     1,280 $        68
 Accounts and notes receivable, less allowances
    of $4,980 and $3,592, respectively        54,144      82,092
 Materials and supplies, at average cost       3,311       2,566
 Deferred income tax benefits                 10,442       7,783
 Prepayments and other                            75         450
    Total current assets                      69,252      92,959






PROPERTY, PLANT AND EQUIPMENT:
 Original cost                               898,787     876,420
 Accumulated depreciation                   (376,449)
(343,195)
    Net property, plant and equipment        522,338     533,225






OTHER ASSETS                                  26,351      32,898






    TOTAL ASSETS                         $   617,941 $   659,082








 See Notes to Condensed Consolidated Financial Statements.




                                5
            CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY

              CONDENSED CONSOLIDATED BALANCE SHEETS

              LIABILITIES AND SHAREHOLDERS' EQUITY


                                         September 30,
December 31,
                                             1994       1993
                                           (Thousands of Dollars)

CURRENT LIABILITIES:
 Notes payable to affiliates             $    58,933 $    68,873
 Current maturities of long-term debt          2,800         500
 Accounts payable                             22,833      59,317
 Accrued taxes                                32,623      34,726
 Accrued dividends                             6,000      42,152
 Accrued payroll and vacations                 7,723       8,177
 Accrued restructuring costs and other        42,939      42,968
   Total current liabilities                 173,851     256,713




LONG-TERM DEBT                                90,000      95,800



DEFERRED CREDITS AND RESERVES, primarily
 deferred income taxes, investment tax
 credits and restructuring costs             135,750     118,852



PREFERRED STOCK, subject to mandatory redemption           --
1,710



SHAREHOLDER'S EQUITY:
 Common stock                                 12,518      12,518
 Other capital                                78,917      78,917
 Reinvested earnings                         126,905      94,572
   Total shareholder's equity                218,340     186,007


   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $   617,941  $
659,082





 See Notes to Condensed Consolidated Financial Statements.




                                6
            CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                              Nine Months Ended
                                               September 30,
                                            1994        1993
                                           (Thousands of Dollars)


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                              $    52,086 $    65,712
 Adjustments to reconcile net income to
   net cash from operating activities:
     Depreciation and amortization            48,363      41,791
     Deferred income taxes and investment
       tax credits                             6,350        (330)
     Provision for uncollectible accounts               4,297
4,882
     Changes in current assets and
       current liabilities                   (15,789)
(7,645)
     Other - net                              13,768       4,281
     Net cash from operating activities      109,075     108,691


CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                        (36,953)
(48,256)
 Other - net                                     205         101
     Net cash used in investing activities            (36,748)
(48,155)


CASH FLOWS FROM FINANCING ACTIVITIES:
 Long-term debt and preferred stock retired            (5,270)
(27,630)
 Dividends paid to shareholders              (55,905)
(60,234)
 Net change in affiliate notes                (9,940)
31,213
     Net cash used in financing activities            (71,115)
(56,651)


 Increase in cash                              1,212       3,885

 Cash at beginning of period                      68       1,477

 Cash at end of period                   $     1,280 $     5,362






 See Notes to Condensed Consolidated Financial Statements.




                                7
            CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed consolidated financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1993 Annual Report to Shareholders incorporated by reference in the Annual Report on Form 10-K.

(2)  On April 20, 1994 the California Public Utilities Commission
(CPUC) issued a decision giving final approval to the merger of the Company into GTE California Incorporated. The decision requires the merging companies to flow through to their ratepayers all of the estimated savings that will be produced from the merger. This flow through requirement is based on the CPUC's interpretation of certain statutory requirements. The CPUC, however, provided the parties with the opportunity to supplement the evidentiary record to show why the estimated merger savings should be apportioned between ratepayers and shareholders. That filing was made on April 29, 1994. By making the filing, the effective date of the decision approving the merger has been delayed. The Company and other interested parties have filed reports and comments pursuant to this proceeding. The Company expects that the Commission will make a determination in late 1994 as to whether the merger proceeding will be reopened.

(3)   Reclassifications of prior year data have been made in  the financial  statements where appropriate to conform  to  the  1994 presentation.





















                                8
            CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY


PART II.   OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits required by Item 601 of Regulation S-K.

            (27)  Financial Data Schedule.

        (b) The Company filed no reports on Form 8-K during the third quarter of 1994.











































                                9
                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.






                                                   CONTEL      OF
CALIFORNIA, INC.
                                                  (Registrant)






Date:   November 10, 1994             MICHAEL W. BOLLINGER
                                      MICHAEL W. BOLLINGER
                               Assistant Vice President -
Controller
                                (Principal Financial and
Accounting Officer)
































                               10