Form 10-K405
CONTEL OF CALIFORNIA INC
filed 1995-03-30
CIK 24186

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)
/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended         December 31, 1994

                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from ________________________to ______________________

Commission File Number           0-1245

                          CONTEL OF CALIFORNIA, INC.
                      _________________________________
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         CALIFORNIA                                             95-1789511
_______________________________                                 __________
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)



16071 Mojave Drive, Victorville, California                     92392
___________________________________________                     _____
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

Registrant's telephone number, including area code           619-245-0511

Securities registered pursuant to Section 12(b) of the Act:


TITLE OF EACH CLASS                                    NAME OF EACH EXCHANGE ON
                                                            WHICH REGISTERED
       NONE
___________________                                     _______________________

          Securities registered pursuant to Section 12(g) of the Act:

                                     NONE
                                     ____
                                (TITLE OF CLASS)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.                  YES   X    NO
                                                                ---       ---
INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO
THIS FORM 10-K.   X
                 ---
THE COMPANY HAD 2,503,667 SHARES OF $5 PAR VALUE COMMON STOCK OUTSTANDING AT FEBRUARY 28, 1995. THE COMPANY'S COMMON STOCK IS 100% OWNED BY CONTEL CORPORATION, WHICH IS WHOLLY-OWNED BY GTE CORPORATION.

THE COMPANY MEETS THE CONDITIONS SET IN GENERAL INSTRUCTION J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                               TABLE OF CONTENTS


Item                                                                                                  Page
----                                                                                                  ----
PART I
------

         1.      Business                                                                               1

         2.      Properties                                                                             5

         3.      Legal Proceedings                                                                      5

         4.      Submission of Matters to a Vote of Security Holders                                    5

PART II
-------

         5.      Market for the Registrant's Common Equity and Related
                 Shareholder Matters                                                                    6

         6.      Selected Financial Data                                                                7

         7.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                                    8

         8.      Financial Statements and Supplementary Data                                           14

         9.      Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                                                   32

PART III
--------

         The following items have been omitted in accordance with the relief provisions under General Instruction J of Form 10-K:

         10.     Directors and Executive Officers of the Registrant

         11.     Executive Compensation

         12. Security Ownership of Certain Beneficial Owners and Management

         13.     Certain Relationships and Related Transactions

PART IV
-------

         14.     Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K                                                                           33

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

The Company provides a wide variety of communications services ranging from local telephone service for the home and office to highly complex voice and data services for industry. The Company provides local telephone service within its franchise area and intraLATA (Local Access Transport Area) long distance service between the Company's facilities and the facilities of other telephone companies within the Company's LATAs. InterLATA service to other points in and out of the states in which the Company operates is provided through connection with interexchange (long distance) common carriers. These common carriers are charged fees (access charges) for interconnection to the Company's local facilities. End user business and residential customers are also charged access charges for access to the facilities of the long distance carriers. The Company also earns other revenues by leasing interexchange plant facilities and providing such services as billing and collection and operator services to interexchange carriers, primarily AT&T Corp. The number of access lines has grown steadily from 313,340 on January 1, 1990 to 378,362 on December 31, 1994.

The Company's principal line of business is providing telecommunication services. These services fall into five major classes: local network, network access, long distance, equipment sales and services and other. Revenues from each of these classes over the last three years are as follows:

                                                Years Ended December 31
                                         ------------------------------------
                                         1994            1993            1992
                                       ---------       ---------       --------
                                                 (Thousands of Dollars)
Local Network Services                 $  97,349       $  94,586       $  93,752
% of Total Revenues                           27%             25%             23%


Network Access Services                $ 136,769       $ 139,822       $ 139,171
% of Total Revenues                           37%             36%             34%


Long Distance Services                 $ 108,008       $ 124,780       $ 133,926
% of Total Revenues                           29%             33%             32%


Equipment Sales and Services           $  12,974       $  13,134       $  37,220
% of Total Revenues                            4%              3%              9%


Other                                  $  12,152       $  12,315       $   9,893
% of Total Revenues                            3%              3%              2%


At December 31, 1994, the Company had 1,226 employees. The Company has written agreements with the Communications Workers of America (CWA) and International Brotherhood of Electrical Workers (IBEW). The current agreements with the CWA and the IBEW units expire on September 6, 1995.

  Telephone Competition and Regulatory Developments

The Company holds franchises, licenses and permits adequate for the conduct of its business in the territories which it serves.

The Company is subject to regulation by the California Public Utilities Commission (CPUC), the Public Service Commission of Nevada, and the Arizona Corporation Commission as to its intrastate business operations and by the Federal Communications Commission (FCC) as to its interstate business operations. Information regarding the Company's activities with the various regulatory agencies and revenue arrangements with other telephone companies can be found in Note 11 of the Company's consolidated financial statements included in Item 8.

During 1994, the Company began implementation of a three-year $49 million re-engineering plan that will redesign and streamline processes. In the initial year of the plan, $27 million was expended to implement this program. These expenditures were primarily associated with the consolidation of certain customer service centers, separation benefits associated with employee reductions and incremental expenditures to redesign and streamline systems and processes. The re-engineering program is expected to be completed by the end of 1996. Continued implementation of this program will position the Company to accelerate delivery of a full array of voice, video and data services and to reach its stated objective of being the easiest company to do business with in the industry.

In late 1994, the FCC began to auction new licenses for radio spectrum in 51 major markets and 492 basic trading areas across the United States to encourage the development of a new generation of wireless voice, data and messaging services which are generally referred to as broadband Personal Communications Services (PCS). PCS will compete with the Company's traditional wireline services.

In 1992, the FCC issued a "video dialtone" ruling that allows telephone companies to transmit video signals over their networks. The FCC also recommended that Congress amend the Cable Act of 1984 to permit telephone companies to supply video programming in their service areas. In 1994, GTE announced plans to build a new video network over the next ten years which will pass seven million homes in 66 key GTE markets. GTE has requested FCC approval to construct facilities in the initial three markets, including Ventura County, California, and expects to begin construction in 1995.

On January 13, 1995, the United States District Court for the Eastern District of Virginia issued an injunction declaring that GTE has the right to provide video programming to its in-franchise customers. The court's decision means that GTE is now permitted to offer video programming over its own video dialtone networks, as well as to compete as a franchised cable operator in the Company's telephone territories.

During 1994, GTE unveiled its World Class Network in eight key markets to provide advanced communications for business customers. This program includes sophisticated high-speed, digital fiber-optic rings, a high-capacity switching network (known as SONET), and a new centralized operations center that monitors the entire network. These SONET rings are an integral part of the high-speed information network that enables GTE to provide advanced services such as high-speed data transmission and video conferencing.

Federal and state regulatory activity directed toward changing the traditional cost-based rate of return regulatory framework for intrastate and interstate telephone services has continued. Various forms of alternative regulation have been adopted, which provide economic incentives to telephone service providers to improve productivity and provide the foundation for the pricing flexibility necessary to address competitive entry into the markets the Company serves.

During 1993, the CPUC approved a New Regulatory Framework (NRF) settlement agreement allowing GTE California Incorporated (GTE California) to retain 100% of any earnings up to 15.5%, beginning in 1994. Under its prior agreement, GTE California was required to share 50% of any earnings over a 13% rate of return and refund 100% of any earnings over 16.5%. The Company has requested that it be allowed to adopt GTE California's NRF concurrent with the approval of the legal entity merger of the Company and GTE California. In September 1994, the CPUC issued a final order that authorized intraLATA toll competition (without pre-subscription) in California, effective January 1, 1995. It also provides for rate rebalancing with significant rate reductions for toll service and access charges while increasing basic local exchange rates closer to the actual cost of providing such service. The ultimate effect on revenue will depend, in part, on the extent to which rate reductions result in increased calling volumes. The decision does not permit rate increases to compensate for competitive losses of market share. GTE believes that the CPUC has over-estimated the calling volume that will be stimulated by reduced toll rates and has requested reconsideration of this aspect of the decision.

For the provision of interstate services, the Company operates under the terms of the FCC's price cap incentive plan. The "price cap" mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate of return which may be achieved. Under this approach, the maximum prices that the Company may charge are increased or decreased each year by a price index based upon inflation less a predetermined productivity target. The Company may, within certain ranges, price individual services above or below the overall cap.

Under its price cap regulatory plan, the FCC also adopted a productivity sharing feature. Because of this feature, under the minimum productivity-gain option, the Company must share equally with its ratepayers any realized interstate return above 12.25% up to 16.25%, and all returns higher than 16.25%, by temporarily lowering prospective prices.

During 1992-1994, the FCC took a number of steps to increase competition for local exchange carrier (LEC) access services. These steps, known as Expanded Interconnection requirements, allow competing communications carriers to interconnect to the local exchange network for the purpose of providing switched access transport services and private line services. Expanded Interconnection requires LECs to permit competitors to connect directly to LEC central offices and the LEC network under negotiated terms and conditions. Competitors are thereby able to compete more effectively than previously to replace LEC services between large users and interexchange carriers (IXCs), or between large users and the LEC switch. The FCC accompanied its Expanded Interconnection mandate with a slight relaxation of the rigid pricing rules that govern how LECs price their access services. In 1994, the FCC also reaffirmed the switched access rate structure changes adopted in 1993 that allow LECs to better reflect the actual cost characteristics of transport services and improve the LEC's ability to compete with alternative access providers.

The GTE Consent Decree, which was issued in connection with the 1983 acquisition of GTE Sprint and GTE Spacenet (both since divested), prohibits GTE's domestic telephone operating subsidiaries from providing long distance service beyond the boundaries of the LATA. This prohibition restricts the Company's direct provision of long distance service to relatively short distances. The degree of competition allowed in the intraLATA market is subject to state regulation. However, regulatory constraints on intraLATA competition are gradually being relaxed.

These and other actions to eliminate the existing legal and regulatory barriers, together with rapid advances in technology, are facilitating a convergence of the computer, media and telecommunications industries. In addition to allowing new forms of competition, these developments are also creating new opportunities to develop interactive communications networks. The Company intends to continue to respond aggressively to regulatory and legal developments that allow for increased competition and opportunities in the marketplace. The Company expects its financial results to benefit from reduced costs and the introduction of new products and services that will result in increased usage of its networks. However, it is likely that such improvements will be offset, in part, by continued strategic pricing reductions and the effects of increased competition.

Item 2.  Properties

The Company's property consists of network facilities (86%), company facilities (11%), customer premises equipment (1%) and other (2%). From January 1, 1990 to December 31, 1994, the Company made gross property additions of $313.5 million and property retirements of $139.9 million. Substantially all of the Company's property is subject to liens securing long-term debt. In the opinion of management, the Company's telephone plant is substantially in good repair.


Item 3.  Legal Proceedings

There are no pending legal proceedings, either for or against the Company, which would have a material impact on the Company's financial statements.


Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                    PART II


Item 5.  Market for the Registrant's Common Equity and Related Shareholder
         Matters

Market information is omitted since the Company's common stock is wholly-owned by Contel Corporation, which is wholly-owned by GTE Corporation.


TRANSFER AGENT AND REGISTRAR
The Transfer Agent and Registrar for the Company's common stock is the First National Bank of Boston.

GTE Corporation
C/O Bank of Boston
P.O. Box 9191
Boston, MA 02205-9191


10-K REPORT
A copy of the 1994 annual report on Form 10-K filed with the Securities and Exchange Commission may be obtained by writing to:

GTE Telephone Operations
External Reporting
P.O. Box 407, MC:  INAAACG
Westfield, IN  46074
(317) 896-6464


GTE CORPORATION ANNUAL REPORT
A copy of the 1994 annual report of GTE Corporation may be obtained by writing to:

GTE Corporation
Corporate Secretary's Office
One Stamford Forum
Stamford, CT  06904

Item 6.  Selected Financial Data

                   Contel of California, Inc. and Subsidiary

                                                            For the years ended December 31,
                                        -----------------------------------------------------------------------
                                           1994          1993(b)         1992           1991           1990
                                        -----------------------------------------------------------------------
                                                                 (Thousands of Dollars)

SELECTED INCOME STATEMENT ITEMS (a)
-----------------------------------

Operating revenues                      $  367,252     $  384,637      $  413,962    $  390,704      $  372,128
Operating expenses                         243,640        280,581         247,711       227,648         219,973
                                        -----------------------------------------------------------------------

Net operating income                       123,612        104,056         166,251       163,056         152,155
Interest expense                            12,074         12,097          13,419        14,596          15,279
Other - net                                   (328)          (507)         (1,599)       (2,027)         (3,304)
Income tax provision                        46,120         37,397          60,733        59,855          62,229
                                        -----------------------------------------------------------------------
Net income                              $   65,746     $   55,069      $   93,698    $   90,632      $   77,951
                                        =======================================================================

Dividends declared on common stock      $   34,948     $  106,471      $   85,000    $   93,000      $   83,000
Dividends declared on preferred
  stock                                         66            101             112           115             130

---------------------------------------------------------------------------------------------------------------
                                                                   As of December 31,
                                        -----------------------------------------------------------------------
                                           1994          1993         1992           1991           1990
                                        -----------------------------------------------------------------------
                                                                (Thousands of Dollars)
SELECTED BALANCE SHEET ITEMS
----------------------------

Investment in property, plant
  and equipment - net                   $  524,215     $  533,225     $  529,310     $  519,875     $  513,685
Total assets                               651,076        659,082        628,576        624,198        581,992
Long-term debt and preferred stock,
  subject to mandatory redemption           90,000         97,510        125,140        139,087        146,825
Common stock, reinvested
  earnings and other capital               216,739        186,007        237,510        228,924        231,407

---------------------------------------------------------------------------------------------------------------
                                                                   As of December 31,
                                        -----------------------------------------------------------------------
                                           1994          1993         1992           1991           1990
                                        -----------------------------------------------------------------------
SELECTED STATISTICS
-------------------

Access lines                              378,362        362,905       355,014          344,186       332,054
Access line gain                           15,457          7,891        10,828           12,132        18,714
Net investment in property, plant
  and equipment per access line         $    1,385     $   1,469     $   1,491       $    1,510     $   1,547
Number of employees                          1,226         1,592         1,578            1,624         1,730
Access lines per employee                      309           228           225              212           192
Capital expenditures (thousands)        $   55,126     $  60,894     $  63,657       $   67,656     $  67,835

---------------------------------------------------------------------------------------------------------------

(a) Per share data is omitted since the Company's common stock is 100% owned by Contel Corporation.
(b) Net operating income in 1993 includes a $49.0 million pretax charge for restructuring costs which reduced net income by $30.2 million.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OPERATIONS

Contel of California, Inc. (the Company) provides local exchange, network access and long distance telecommunications services throughout California, Nevada and Arizona. The Company serves over 375,000 access lines.

RESULTS OF OPERATIONS

Net income was $66 million for the year ended December 31, 1994 and $55 million for the year ended December 31, 1993. The 1993 results included a one-time after-tax charge of $30 million to restructure operations. Excluding this charge, net income decreased 22% or $19 million in 1994, and 9% or $9 million in 1993. The 1994 decrease is primarily a result of lower toll revenue intrastate settlements and higher depreciation and amortization and marketing, selling, general and administrative expenses. The 1993 decrease reflected higher expenses associated with the implementation of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" effective January 1, 1993. This decrease was partially offset by lower data processing costs, and lower operating expenses as a result of the completion of a large government contract in 1992 partially offset by lower revenues related to the contract.

  OPERATING REVENUES

Operating revenues were $367 million and $385 million for 1994 and 1993, respectively. This reflects a decrease of 5% or $18 million in 1994 and 7% or $29 million in 1993.

Local network service revenues are comprised mainly of fees charged to customers for providing local exchange service. Local network service revenues were $97 million and $95 million in 1994 and 1993, respectively, representing increases of 2% or $2 million in 1994 and 1% or $1 million in 1993. These increases are primarily the result of continued customer growth, as experienced through access line increases of 4% in 1994 and 2% in 1993.

Network access service revenues are fees charged to interexchange carriers that use the local telecommunication network to provide long-distance services to their customers. In addition, end users pay access fees to connect to the local network to obtain long-distance service. Network access service revenues were $137 million and $140 million in 1994 and 1993, respectively. This represents a decrease of 2% or $3 million during 1994 and virtually no change during 1993. The 1994 decrease is primarily the result of a decrease in intrastate settlements from revenue pooling arrangements.

The Company's revenues for long distance services from designated geographical areas are provided under settlement arrangements with various telephone companies. Long distance service revenues were $108 million in 1994 and $125 million in 1993, reflecting decreases of 13% or $17 million and 7% or $9 million in 1994 and 1993, respectively. The 1994 decrease is primarily the result of a decrease in intrastate settlements from revenue pooling arrangements. The 1993 decrease was due to one-time favorable adjustments made to reserves in 1992.

Equipment sales and services revenues were $13 million in both 1994 and 1993. The 1993 revenues represent a decrease of 65% or $24 million from 1992, resulting from revenues relating to a government contract completed in 1992.

Other revenues were $12 million in both 1994 and 1993. Other revenues increased 24% or $2 million in 1993. This increase was primarily a result of higher directory revenues and lower provisioning for uncollectible accounts.

  OPERATING EXPENSES

Cost of sales and services was $71 million in 1994 and $72 million in 1993, reflecting decreases of 1% or $1 million in 1994 and 22% or $20 million in 1993. The 1994 decrease is primarily due to lower billing services costs. The 1993 decrease was due to expenses related to the completed government contract mentioned above. The 1993 results also included lower software fees offset by higher expenses related to the adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions."

Depreciation and amortization was $65 million and $58 million in 1994 and 1993, respectively. This represents increases of 12% or $7 million in 1994 and 9% or $5 million in 1993. The 1994 increase is due to increases in the depreciation rates and higher plant balances. The 1993 increase was primarily due to higher plant investments in addition to a rate order effective July 1, 1993 that increased depreciation rates.

Marketing, selling and general and administrative expenses were $108 million and $101 million in 1994 and 1993, respectively. This reflects an increase of 7% or $7 million in 1994 and a decrease of 1% or $1 million in 1993. The 1994 increase is primarily the result of increased billing and collection costs. The 1993 decrease was due to lower data system and programming costs, lower contractor costs and lower internal telecommunication expenses. This decrease was partially offset by the higher expenses related to the adoption of SFAS No.106.

  OTHER EXPENSES

Income tax expense was $46 million and $37 million for 1994 and 1993, respectively. This reflects an increase of 24% or $9 million in 1994 compared to a decrease of 38% or $23 million in 1993. The changes are primarily due to corresponding changes in pretax income.

CAPITAL RESOURCES AND LIQUIDITY

Management believes the Company has adequate internal and external resources available to meet ongoing operating requirements for construction on new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available through the issuance of short-term or long-term debt. Short-term borrowings can be obtained through commercial paper borrowings or borrowings from GTE.

The Company's primary source of funds during 1994 was cash flow from operations of $128 million compared to $138 million for 1993. The decrease is primarily due to the decrease in net income before the restructuring reserve and unfavorable accounts payable timing differences, partially offset by favorable accounts receivable and income tax payment timing differences.

Capital expenditures represent a significant use of funds during 1994 and 1993, reflecting the Company's continued growth in access lines and modernization of current facilities and provisioning of new products and services. The Company's capital expenditures during 1994 were $55 million compared to $61 million during 1993. The Company's construction costs in 1995 are expected to be lower than 1994.

Cash used in financing activities was $71 million in 1994 compared to $79 million in 1993. This included dividend payments of $62 million in 1994 compared to $92 million in 1993. The Company borrowed $41 million from affiliates in 1993 to supplement funds from operations. The Company retired $8 million of long-term debt in 1994 compared to $28 million in 1993.

REGULATORY AND COMPETITIVE TRENDS

  REGULATORY DEVELOPMENTS

Fundamental changes continue to significantly impact the telecommunications industry. During 1994, telecommunications legislation that would have changed the way the industry does business passed the House of Representatives, but was subsequently withdrawn from consideration. Telecommunications legislation has been introduced again in 1995.

Federal and state regulatory activity directed toward changing the traditional cost-based rate of return regulatory framework for intrastate and interstate telephone services has also continued. Regulatory authorities have adopted various alternative forms of regulation, which provide economic incentives to telephone service providers to improve productivity and provide the foundation for implementing pricing flexibility necessary to address competitive entry into the markets the Company serves.

During 1992-1994, the FCC took a number of steps to increase competition for local exchange carrier (LEC) access services. These steps, known as Expanded Interconnection requirements, allow competing communications carriers to interconnect to the local exchange network for the purpose of providing switched access transport services and private line services. Expanded Interconnection requires LECs to permit competitors to connect directly to LEC central offices and the LEC network under negotiated terms and conditions. Competitors are thereby able to compete more effectively than previously to replace LEC services between large users and interexchange carriers (IXCs), or between large users and the LEC switch. The FCC accompanied its Expanded Interconnection mandate with a slight relaxation of the rigid pricing rules that govern how LECs price their access services. In 1994, the FCC also reaffirmed the switched access rate structure changes adopted in 1993 that allow LECs to better reflect the actual cost characteristics of transport services and improve the LEC's ability to compete with alternative access providers.

Further information regarding the Company's activities with the various regulatory agencies is discussed in Note 11 of the Company's consolidated financial statements included in Item 8.

  COMPETITION

Recent judicial and regulatory developments, as well as the pace of technological change, have continued to influence industry trends, including accelerating and expanding the level of competition. As a result, the Company's operations face increasing competition in virtually all aspects of its business. Today, the Company is subject to competition from numerous sources, including competitive access providers for network access services, specialized communications companies that have constructed new systems in certain markets to bypass the local exchange network and cellular telephone companies. Competition from IXCs, wireless and cable TV companies, as well as more recent entry by media and computer companies, is expected to increase in the rapidly changing telecommunications marketplace.

In late 1994, the FCC began to auction new licenses for radio spectrum in 51 major markets and 492 basic trading areas across the United States to encourage the development of a new generation of wireless voice, data and messaging services which are generally referred to as broadband Personal Communications Services (PCS). PCS will compete with the Company's traditional wireline services.

The Company supports greater competition in telecommunications provided that, overall, the actions to eliminate existing legal and regulatory barriers allow an opportunity for all service providers to participate equally in a competitive marketplace under comparable conditions.

  INITIATIVES

The increasingly competitive environment provides the Company with both challenges and opportunities. In order to respond aggressively to these competitive developments and benefit from the new opportunities, the Company has embarked on a series of initiatives.

One such initiative involves the implementation of the Company's $49 million re-engineering plan. During 1994, the initial year of the three-year plan, $27 million was expended as significant progress was made in implementing this program. These expenditures were primarily associated with the consolidation of customer contact, network operations and operator service centers, separation benefits associated with employee reductions and incremental expenditures to redesign and streamline systems and processes. Continued implementation of this program will position the Company to accelerate delivery of a full array of voice, video and data services and to reach its stated objective of being the easiest company to do business with in the industry.

In 1992, the FCC issued a "video dialtone" ruling that allows telephone companies to transmit video signals over their networks. The FCC also recommended that Congress amend the Cable Act of 1984 to permit telephone companies to supply video programming in their service areas. In 1994, GTE announced plans to build a new video network over the next ten years which will pass seven million homes in 66 key GTE markets. GTE has requested FCC approval to construct facilities in the initial three markets, including Ventura
County, California, and expects to begin construction in 1995.

On January 13, 1995, the United States District Court for the Eastern District of Virginia issued an injunction declaring that GTE has the right to provide video programming to its in-franchise customers. The court's decision means that GTE is now permitted to offer video programming over its own video dialtone networks, as well as to compete as a franchised cable operator in the Company's telephone territories.

During 1994, GTE unveiled its World Class Network in eight key markets, including Los Angeles, California, to provide advanced communications for business customers. This program includes sophisticated high-speed, digital fiber-optic rings, a high-capacity switching network (known as SONET), and a new centralized operations center that monitors the entire network. These SONET rings are an integral part of the high-speed information network that enables GTE to provide advanced services such as high-speed data transmission and video conferencing.

These and other actions to eliminate the existing legal and regulatory barriers, together with rapid advances in technology, are facilitating a convergence of the computer, media and telecommunications industries. In addition to allowing new forms of competition, these developments are also creating new opportunities to develop interactive communications networks. The Company intends to continue to respond aggressively to regulatory and legal developments that allow for increased competition and opportunities in the marketplace. The Company expects its financial results to benefit from reduced costs and the introduction of new products and services that will result in increased usage of its networks. However, it is likely that such improvements will be offset, in part, by continued strategic pricing reductions and the effects of increased competition.

  REGULATORY ACCOUNTING

The Company follows the accounting for regulated enterprises prescribed by SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." In general, SFAS No. 71 requires companies to depreciate plant and equipment over lives approved by regulators which may extend beyond the assets' actual economic and technological lives. SFAS No. 71 also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery in the future. Consequently, the recorded net book value of certain assets and liabilities, primarily telephone plant and equipment, may be greater than that which would otherwise be recorded by unregulated enterprises. On an ongoing basis, the Company reviews the continued applicability of SFAS
No. 71 based on the current regulatory and competitive environment. Although recent developments suggest that the telecommunications industry will become increasingly competitive, the degree to which regulatory oversight of LECs, including the Company, will be lifted and competition will be permitted to establish the cost of service to the consumer is uncertain. As a result, the Company continues to believe that accounting under SFAS
No. 71 is appropriate. If the Company were to determine that the use of SFAS No. 71 was no longer appropriate, it would be required to write-off the deferred costs and obligations referred to above. It may also be necessary for the Company to reduce the carrying value of its plant and equipment to the extent that it exceeds fair market value. At this time, it is not possible to estimate the amount of the Company's plant and equipment, if any, that would be considered unrecoverable in such circumstances. The financial impact of such a determination, however, which would be non-cash, could be material.

INFLATION

The Company's management generally does not believe inflation has a significant impact on the Company's earnings. However, increases in costs or expenses not otherwise offset by increases in revenues could have an adverse effect on earnings.

Item 8.  Financial Statements and Supplementary Data


                       CONSOLIDATED STATEMENTS OF INCOME
                   Contel of California, Inc. and Subsidiary

Years ended December 31                                          1994               1993               1992
-----------------------                                       ----------         ----------         ----------
                                                                            (Thousands of Dollars)
OPERATING REVENUES:
   Local network services                                     $   97,349         $   94,586         $   93,752
   Network access services                                       136,769            139,822            139,171
   Long distance services                                        108,008            124,780            133,926
   Equipment sales and services                                   12,974             13,134             37,220
   Other                                                          12,152             12,315              9,893
                                                              ----------         ----------         ----------
                                                                 367,252            384,637            413,962
                                                              ----------         ----------         ----------
OPERATING EXPENSES (a):
   Cost of sales and services                                     70,531             72,300             92,485
   Depreciation and amortization                                  64,637             58,431             53,440
   Marketing, selling, general and
     administrative                                              108,472            100,863            101,786
   Restructuring costs                                                --             48,987                 --
                                                              ----------         ----------         ----------
                                                                 243,640            280,581            247,711
                                                              ----------         ----------         ----------
NET OPERATING INCOME                                             123,612            104,056            166,251
                                                              ----------         ----------         ----------
OTHER (INCOME) DEDUCTIONS:
   Interest expense                                               12,074             12,097             13,419
   Other - net                                                      (328)              (507)            (1,599)
                                                              ----------         ----------         ----------
INCOME BEFORE INCOME TAXES                                       111,866             92,466            154,431
                                                              ----------         ----------         ----------
INCOME TAX PROVISION                                              46,120             37,397             60,733
                                                              ----------         ----------         ----------
NET INCOME                                                    $   65,746         $   55,069         $   93,698
                                                              ==========         ==========         ==========

(a) Includes billings from affiliates of $13,929, $14,305 and $7,413 for the years 1994-1992, respectively.


                 CONSOLIDATED STATEMENTS OF REINVESTED EARNINGS

Years ended December 31                                          1994               1993               1992
-----------------------                                       ----------         ----------         ----------
                                                                           (Thousands of Dollars)
BALANCE AT BEGINNING OF YEAR                                  $   94,572         $  146,075         $  137,489
ADD -
  Net income                                                      65,746             55,069             93,698
DEDUCT -
  Cash dividends declared on common stock                         34,948            106,471             85,000
  Cash dividends declared on
    preferred stock                                                   66                101                112
                                                              ----------         ----------         ----------
BALANCE AT END OF YEAR                                        $  125,304         $   94,572         $  146,075
                                                              ==========         ==========         ==========

See Notes to Consolidated Financial Statements.

                          CONSOLIDATED BALANCE SHEETS
                   Contel of California, Inc. and Subsidiary

December 31                                                                 1994                  1993
-----------                                                             -----------           --------      -
                                                                           (Thousands of Dollars)
ASSETS

CURRENT ASSETS:
   Cash                                                                 $     2,244           $        68
   Accounts receivable
     Customers (including unbilled revenues)                                 66,107                55,462
     Affiliated companies                                                       125                   288
     Other                                                                   12,870                29,934
     Allowance for uncollectible accounts                                    (3,523)               (3,592)
   Materials and supplies                                                     2,134                 2,566
   Deferred income tax benefits                                               6,793                 7,783
   Prepayments and other                                                        228                   450
                                                                        -----------           -----------
                                                                             86,978                92,959
                                                                        -----------           -----------
PROPERTY, PLANT AND EQUIPMENT:
   Original cost                                                            909,226               876,420
   Accumulated depreciation                                                (385,011)             (343,195)
                                                                        -----------           -----------
                                                                            524,215               533,225
                                                                        -----------           -----------
OTHER ASSETS, primarily regulatory assets                                    39,883                32,898
                                                                        -----------           -----------
TOTAL ASSETS                                                            $   651,076           $   659,082
                                                                        ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable to affiliates                                          $    67,703           $    68,873
   Current maturities of long-term debt                                          --                   500
   Accounts payable                                                          26,825                51,269
   Affiliate payables and accruals                                            6,341                 8,048
   Advanced billings and customer deposits                                    4,069                 4,013
   Accrued taxes                                                              6,814                34,726
   Accrued interest                                                           2,697                 2,656
   Accrued payroll and vacations                                              7,280                 8,177
   Accrued dividends                                                         15,261                42,152
   Accrued restructuring costs and other                                     26,239                36,299
                                                                        -----------           -----------
                                                                            163,229               256,713
                                                                        -----------           -----------
LONG-TERM DEBT                                                               90,000                95,800
                                                                        -----------           -----------
DEFERRED CREDITS:
   Deferred income taxes                                                    108,402                62,079
   Employee benefit obligations                                              57,564                19,140
   Restructuring costs and other                                             15,142                37,633
                                                                        -----------           -----------
                                                                            181,108               118,852
                                                                        -----------           -----------
PREFERRED STOCK, SUBJECT TO MANDATORY REDEMPTION                                 --                 1,710
                                                                        -----------           -----------
SHAREHOLDER'S EQUITY:
   Common stock (2,503,667 shares outstanding)                               12,518                12,518
   Other capital                                                             78,917                78,917
   Reinvested earnings                                                      125,304                94,572
                                                                        -----------           -----------
                                                                            216,739               186,007
                                                                        -----------           -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $   651,076           $   659,082
                                                                        ===========           ===========

See Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Contel of California, Inc. and Subsidiary


Years ended December 31                                          1994               1993               1992
-----------------------                                       ----------         ----------         ----------
                                                                           (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                 $   65,746         $   55,069         $   93,698
   Adjustments to reconcile net income to
   net cash from operating activities:
     Depreciation and amortization                                64,637             58,431             53,440
     Restructuring costs                                              --             48,987                 --
     Deferred income taxes and investment
       tax credits                                                24,767            (21,413)             2,474
     Provision for uncollectible accounts                          4,788              6,478              8,083
     Change in current assets and current
       liabilities                                               (56,847)            (8,198)            (2,854)
     Other - net                                                  24,866             (1,718)            (2,821)
                                                              ----------         ----------         ----------
     Net cash from operating activities                          127,957            137,636            152,020
                                                              ----------         ----------         ----------



CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                          (55,126)           (60,894)           (63,657)
   Other - net                                                       445                494                715
                                                              ----------         ----------         ----------
     Net cash used in investing activities                       (54,681)           (60,400)           (62,942)
                                                              ----------         ----------         ----------



CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term debt and preferred stock
     retired                                                      (8,025)           (27,630)           (21,050)
   Dividends paid to shareholders                                (61,905)           (91,519)           (58,036)
   Net change in affiliate notes                                  (1,170)            40,504             (8,806)
                                                              ----------         ----------         ----------
     Net cash used in financing activities                       (71,100)           (78,645)           (87,892)
                                                              ----------         ----------         ----------


INCREASE (DECREASE) IN CASH                                        2,176             (1,409)             1,186


CASH:
   Beginning of year                                                  68              1,477                291
                                                              ----------         ----------         ----------
   End of year                                                $    2,244         $       68         $    1,477
                                                              ==========         ==========         ==========

See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Contel of California, Inc. and Subsidiary


                 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Contel of California, Inc. (the Company) and its wholly-owned subsidiary, Contel Advanced Systems, Inc. All significant intercompany transactions have been eliminated. The Company is a wholly-owned subsidiary of Contel Corporation (the Parent Company), a wholly-owned subsidiary of GTE Corporation (GTE).

TRANSACTIONS WITH AFFILIATES

Certain affiliated companies supply construction and maintenance equipment and supplies to the Company. These purchases amounted to $11.5 million, $11.7 million and $15.4 million for the years 1994-1992, respectively. Such purchases are recorded in the accounts of the Company at cost which includes a normal return realized by the affiliates.

The Company is billed for data processing services and equipment rentals, and receives management, consulting, research and development and pension management services from other affiliated companies. These charges amounted to $13.9 million, $14.3 million and $7.4 million for the years 1994-1992, respectively. The amounts charged for these affiliated transactions are based on a proportional cost allocation method.

TELEPHONE PLANT

Maintenance and repairs are charged to income as incurred. Additions to, replacements and renewals of property are charged to telephone plant accounts. Property retirements are charged in total to the accumulated depreciation account. No adjustment to depreciation is made at the time properties are retired or otherwise disposed of, except in the case of significant sales of property where profit or loss is recognized.

The Company provides for depreciation on telephone plant on a straight-line basis over asset lives approved by regulators. Depreciation is based upon rates prescribed by the Federal Communications Commission (FCC) and the state regulatory commissions. The provisions for depreciation and amortization were equivalent to composite annual rates of 7.3%, 6.9% and 6.7% for the years 1994-1992, respectively.

REGULATORY ACCOUNTING

The Company follows the accounting prescribed by the Uniform System of Accounts of the FCC and the regulatory commissions in each of the Company's operating jurisdictions and Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." This accounting recognizes the economic effects of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, SFAS No. 71 requires companies to depreciate plant and equipment over lives approved by regulators.

It also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery of such amounts in future years. The Company annually reviews the continued applicability of SFAS No. 71 based upon the current regulatory and competitive environment.

REVENUE RECOGNITION

Revenues are recognized when earned. This is generally based on usage of the Company's local exchange networks or facilities. For other products and services, revenue is recognized when services are rendered or products are delivered to customers.

MATERIALS AND SUPPLIES

Materials and supplies are stated at the lower of cost (average cost) or market value.

EMPLOYEE BENEFIT PLANS

Effective January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The new standard requires that the expected costs of these benefits be charged to expense during the years that the employees render service. The Company elected to adopt this new accounting standard on the delayed recognition method and commencing January 1, 1993, began amortizing the estimated unrecorded accumulated postretirement benefit obligation over twenty years. Prior to the adoption of SFAS No. 106, the cost of these benefits was charged to expense as paid.

The Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," effective January 1, 1993. SFAS No. 112 requires employers to accrue the future cost of benefits provided to former or inactive employees and their dependents after employment but before retirement. Previously, the cost of these benefits was charged to expense as paid. The impact of this change in accounting on the Company's results of operations was immaterial.

INCOME TAXES

Income tax expense is based on reported earnings before income taxes. Deferred income taxes are established for all temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and for tax purposes.

As further explained in Note 7, during the fourth quarter of 1992, the Company adopted SFAS No. 109, "Accounting for Income Taxes," retroactive to January 1, 1992. SFAS No. 109 changed the method by which companies account for income taxes. Among other things, the Statement requires that deferred tax balances be adjusted to reflect new tax rates when they are enacted into law. The impact of this change in accounting on the Company's results of operations was immaterial.

Investment tax credits were repealed by the Tax Reform Act of 1986 (the Act). Those credits claimed prior to the Act were deferred and are being amortized over the lives of the properties giving rise to the credits.

FINANCIAL INSTRUMENTS

The fair values of financial instruments, other than long-term debt, closely approximate their carrying value. The estimated fair value of long-term debt at December 31, 1994 and 1993, based on either quoted market prices or an option pricing model exceeded the carrying value by approximately $4 million and $19 million, respectively.

COMPUTER SOFTWARE

The cost of computer software for internal use, except initial operating system software, is charged to expense as incurred. Initial operating system software is capitalized and amortized over the life of the related hardware.

PRIOR YEARS' FINANCIAL STATEMENTS

Reclassifications of prior year data have been made in the financial statements where appropriate to conform to the 1994 presentation.

                             2. RESTRUCTURING COSTS

Results for 1993 included a one-time pretax restructuring charge of $49.0 million, which reduced net income by $30.2 million, primarily for incremental costs related to implementation of the Company's three-year re-engineering plan. The re-engineering plan will redesign and streamline processes to improve customer-responsiveness and product quality, reduce the time necessary to introduce new products and services and further reduce costs. The re-engineering plan included $20.0 million to upgrade or replace existing customer service and administrative systems and enhance network software, $22.6 million for employee separation benefits associated with workforce reductions and $6.1 million primarily for the consolidation of facilities and operations and other related costs.

Implementation of the re-engineering plan began during 1994 and is expected to be completed by the end of 1996. During 1994, expenditures of $26.7 million were made in connection with the implementation of the re-engineering plan. These expenditures were primarily associated with the consolidation of customer contact, network operations and operator service centers, separation benefits from employee reductions and incremental expenditures to redesign and streamline processes.

During 1993, the Company offered various voluntary separation programs to its employees. These programs resulted in a pretax charge of $3.0 million which reduced net income by $1.8 million.

                               3. PREFERRED STOCK

Cumulative preferred stock, subject to mandatory redemption, is as follows:

December 31                                     1994                                 1993
-----------                             --------------------------------------------------------------
                                          Shares                            Shares
                                        ---------                         ---------
AUTHORIZED                              1,500,000                         1,500,000
                                        =========                         =========

OUTSTANDING                               Shares             Amount*        Shares             Amount*
                                        ---------           --------      ---------           --------
  $20 par value--
   5.250%                                      --           $     --         12,000           $    240
   4.750% Series A                             --                 --         13,500                270
   5.950% Series B                             --                 --         60,000              1,200
                                        ---------           --------      ---------           --------
    Total                                      --           $     --         85,500           $  1,710
                                        =========           ========      =========           ========

* Thousands of Dollars

On March 1, 1994, the Company redeemed all outstanding shares of preferred stock with cash from operations.

                                 4. COMMON STOCK

The authorized common stock of the Company at December 31, 1994 and 1993 consisted of 3,000,000 shares with a par value of $5 per share. All outstanding shares of common stock are held by the Parent Company.

There were no shares of common stock held by or for the account of the Company and no shares were reserved for officers and employees, or for options, warrants, conversions or other rights.


At December 31, 1994, $80.7 million of reinvested earnings was restricted as to the payment of cash dividends on common stock under the most restrictive terms of the Company's indentures.

                                5. LONG-TERM DEBT

Long-term debt outstanding, exclusive of current maturities, is as follows:

DECEMBER 31                                                            1994                   1993
-----------                                                         -----------            -----------
                                                                       (Thousands of Dollars)
FIRST MORTGAGE BONDS:
    7.625%, due 1997                                                $    10,000            $    10,000
    9.41% to 9.45%, due from 1997 to 2015                                80,000                 82,800
                                                                    -----------            -----------
                                                                         90,000                 92,800
SINKING FUND DEBENTURES:
    8.75%, due 1999                                                          --                  3,000
                                                                    -----------            -----------
   Total long-term debt                                             $    90,000            $    95,800
                                                                    ===========            ===========

During 1994, the Company retired $2.8 million of 9.25% First Mortgage Bonds due 2001 and the $3.0 million of 8.75% Sinking Fund Debentures.

The aggregate principal amount of bonds and debentures that may be issued is subject to the restrictions and provisions of the Company's indentures.

None of the securities shown above were held in sinking or other special funds of the Company or pledged by the Company.

Maturities, installments and sinking fund requirements for the five-year period from January 1, 1995 are summarized below (in thousands of dollars):


                          1995                                          $     --
                          1996                                                --
                          1997                                            20,000
                          1998                                                --
                          1999                                                --

Substantially all of the Company's telephone plant is subject to the liens of the indentures under which the bonds listed above were issued.

                         6. NOTES PAYABLE TO AFFILIATES

The Company finances part of its construction program through the use of short-term notes payable to affiliates which are generally refinanced at a later date by issues of long-term debt or equity. During 1994, the Company supplemented its internal generation of cash with funds borrowed from GTE. These arrangements require payment of interest based on prevailing commercial paper rates.

                                 7. INCOME TAXES

The provision for income taxes is as follows:


                                   1994            1993            1992
                               ------------    ------------    ------------
                                          (Thousands of Dollars)
CURRENT
  Federal                      $     16,621    $     46,368    $     45,669
  State                               4,732          12,442          12,590
                               ------------    ------------    ------------
    Total                            21,353          58,810          58,259
                               ------------    ------------    ------------
DEFERRED
  Federal                            20,919         (14,218)          3,910
  State                               5,612          (5,343)            498
                               ------------    ------------    ------------
    Total                            26,531         (19,561)          4,408
                               ------------    ------------    ------------
AMORTIZATION OF DEFERRED
  INVESTMENT TAX CREDITS             (1,764)         (1,852)         (1,934)
                               ------------    ------------    ------------
    Total                      $     46,120    $     37,397    $     60,733
                               ============    ============    ============

The components of deferred income tax provision (benefit) are as follows:


                                   1994            1993            1992
                               ------------    ------------    ------------
                                          (Thousands of Dollars)
Depreciation and
  amortization                 $        875    $      1,122    $     10,175
Employee benefit obligations        (12,437)         (2,634)           (219)
Prepaid pension costs                  (490)         (1,669)           (949)
Restructuring costs                   9,633         (18,727)             --
Other reserves                       24,721              --              --
Other - net                           4,229           2,347          (4,599)
                               ------------    ------------    ------------
    Total                      $     26,531    $    (19,561)   $      4,408
                               ============    ============    ============

A reconciliation between taxes computed by applying the statutory federal income tax rate to pretax income and income taxes provided in the Consolidated Statements of Income is as follows:


                                   1994            1993            1992
                               ------------    ------------    ------------
                                          (Thousands of Dollars)
AMOUNTS COMPUTED AT
  STATUTORY RATES              $     39,153    $     32,363    $     52,507
  State income taxes, net
    of federal income
    tax benefits                      6,724           4,615           8,649
  Amortization of deferred
    investment tax credits           (1,764)         (1,852)         (1,934)
  Depreciation of telephone
    plant construction costs,
    previously deducted for
    tax purposes - net                2,189           1,822           2,935
  Rate differentials applied
    to reversing temporary
    differences                        (932)           (453)           (927)
  Other differences - net               750             902            (497)
                               ------------    ------------    ------------
TOTAL PROVISION                $     46,120    $     37,397    $     60,733
                               ============    ============    ============

As a result of implementing SFAS No. 109, the Company recorded additional deferred income tax liabilities primarily related to temporary differences which had not previously been recognized in accordance with established rate-making practices. Since the manner in which income taxes are treated for rate-making has not changed, pursuant to SFAS No. 71 a corresponding regulatory asset was also established. In addition, deferred income taxes were adjusted and a regulatory liability established to give effect to the current statutory federal income tax rate and for unamortized investment tax credits. The unamortized regulatory asset and regulatory liability balances at December 31, 1994 and 1993 amounted to $39.2 million and $0.1 million and $16.6 million and $0.1 million, respectively. The regulatory assets and liabilities are reflected as other assets and other deferred credits, respectively, in the accompany Consolidated Balance Sheets. These amounts are being amortized over the lives of the related depreciable assets concurrent with recovery in rates and in conformance with the provisions of the Internal Revenue Code. The assets and liabilities established in accordance with SFAS No. 71 have been increased for the tax effect of future revenue requirements.

The tax effects of all temporary differences that give rise to the deferred tax liability and deferred tax asset at December 31 are as follows:


                                                 1994             1993
                                               ---------        ---------
                                                 (Thousands of Dollars)

Depreciation and amortization                  $ 129,401        $ 105,896
Employee benefit obligations                     (23,254)         (10,817)
Prepaid pension costs                             (2,816)          (2,326)
Restructuring costs                               (9,094)         (18,727)
Other reserves                                     1,915          (22,806)
Investment tax credits                             8,695           10,459
Other - net                                       (3,238)          (7,383)
                                               ---------        ---------
  Total                                        $ 101,609        $  54,296
                                               =========        =========

                            8. EMPLOYEE BENEFIT PLANS

RETIREMENT PLANS

The Company has trusteed, noncontributory, defined benefit pension plans covering substantially all employees. The benefits to be paid under these plans are generally based on years of credited service and average final earnings. The Company's funding policy, subject to the minimum funding requirements of U.S. employee benefit and tax laws, is to contribute such amounts as are determined on an actuarial basis to provide the plans with assets sufficient to meet the benefit obligations of the plans. The assets of the plans consist primarily of corporate equities, government securities and fixed income investments.

The components of the net pension (credit) expense for 1994-1992 were as follows (in thousands of dollars):

                                                    1994        1993        1992
                                                 ---------   ---------    ---------
Benefits earned during the year                  $   4,325   $   4,238    $   3,513
Interest cost on projected benefit
   obligations                                      10,770      10,839        8,095
Return on plan assets:
   Actual                                              489     (27,181)      (8,261)
   Deferred                                        (15,482)     13,990       (1,041)
Other - net                                         (2,168)     (1,525)        (189)
                                                 ---------   ---------    ---------
   Net pension (credit) expense                     (2,066)        361        2,117
Adjustment to reflect differing
   regulatory treatment                              1,647       1,570        1,116
                                                 ---------   ---------    ---------
   Net pension (credit) expense
    recognized                                   $    (419)  $   1,931    $   3,233
                                                 =========   =========    =========

The expected long-term rate of return on plan assets was 8.5% for 1994 and 8.25% for 1993 and 1992.

The regulatory adjustment reflects the use of the aggregate cost method as required by the CPUC and results in $2.6 million and $4.8 million at December 31, 1994 and 1993, respectively, being reflected in other deferred credits in the accompanying Consolidated Balance Sheets.

The funded status of the plans and the prepaid pension costs at December 31, 1994 and 1993 were as follows (in thousands of dollars):


                                                    1994        1993
                                                 ---------   ---------
Plan assets at fair value                        $ 205,743   $ 212,910
Projected benefit obligations                      181,918     150,169
                                                 ---------   ---------
Excess of assets over projected
   benefit obligations                              23,825      62,741
Unrecognized net transition asset                   (1,931)     (2,409)
Unrecognized net gain                              (36,321)    (70,448)
                                                 ---------   ---------
   Prepaid pension costs                         $ (14,427)  $ (10,116)
                                                 =========   =========

The projected benefit obligations at December 31, 1994 and 1993 include accumulated benefit obligations of $155.3 million and $128.6 million and vested benefit obligations of $143.7 million and $120.7 million, respectively.

Assumptions used to develop the projected benefit obligations at December 31, 1994 and 1993 were as follows:


                                                     1994             1993
                                                     ----             ----
Discount rate                                        8.25%            7.50%
Rate of compensation increase                        5.50%            5.25%

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

As described in Note 1, effective January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

Substantially all of the Company's employees are covered under postretirement health care and life insurance benefit plans. The health care benefits paid under the plans are generally based on comprehensive hospital, medical and surgical benefit provisions. The Company funds amounts for postretirement benefits as deemed appropriate from time to time.

The postretirement benefit cost for 1994 and 1993 included the following components (in thousands of dollars):


                                                 1994             1993
                                              ---------        ---------
Benefits earned during the year               $   1,532        $   2,153
Interest cost on accumulated postretirement
   benefit obligations                            7,577            8,372
Actual return on plan assets                        593               --
Amortization of transition obligation             4,003            4,622
Other-net                                        (4,871)              --
                                              ---------        ---------
   Postretirement benefit cost                $   8,834        $  15,147
                                              =========        =========

During 1992, the cost of postretirement health care and life insurance benefits on a pay-as-you-go basis was $3.7 million.

The following table sets forth the plans' funded status and the accrued obligations as of December 31, 1994 and 1993 (in thousands of dollars):


                                                        1994             1993
                                                      ---------        ---------
Accumulated postretirement benefit obligations
attributable to:
    Retirees                                          $ 105,165        $  66,965
    Fully eligible active plan participants               6,225            6,851
    Other active plan participants                       10,802           25,459
                                                      ---------        ---------
Total accumulated postretirement benefit obligations    122,192           99,275
Fair value of plan assets                                19,111           12,880
                                                      ---------        ---------
Excess of accumulated obligations over plan assets      103,081           86,395
Unrecognized transition obligation                      (59,675)         (70,689)
Unrecognized net gain (loss)                              3,246           (2,824)
                                                      ---------        ---------
  Accrued postretirement benefit obligations          $  46,652        $  12,882
                                                      =========        =========

The assumed discount rates used to measure the accumulated postretirement benefit obligations were 8.25% at December 31, 1994 and 7.5% at December 31, 1993. The assumed health care cost trend rates in 1994 and 1993 were 12% and 13% for pre-65 participants and 9.0% and 9.5% for post-65 retirees, each rate declining on a graduated basis to an ultimate rate in the year 2004 of 6%. A one percentage point increase in the assumed health care cost trend rate for each future year would have increased 1993 costs by $0.5 million and the accumulated postretirement benefit obligations at December 31, 1994 by $5.9 million.

During 1993, the Company made certain changes to its postretirement health care and life insurance benefits for non-union employees retiring on or after January 1, 1995. These changes include newly established limits to the Company's annual contribution to postretirement medical costs and a revised cost sharing schedule based on a retiree's years of service. The net effect of these changes reduced the accumulated postretirement benefit obligations at December 31, 1993 by $21.2 million.

SAVINGS PLANS

The Company sponsors employee savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under the plans, the Company provides matching contributions in GTE common stock based on qualified employee contributions. Matching contributions charged to income were $0.7 million in each of the years 1994-1992.

                              9. LEASE COMMITMENTS

The Company has noncancelable leases covering certain buildings, office space and equipment that contain varying renewal options for terms up to 21 years. Rental expense was $3.5 million, $3.2 million and $3.2 million in 1994-1992, respectively. Minimum rental commitments for noncancelable leases through 1999 do not exceed $0.5 million annually and aggregate $0.2 million thereafter.

                        10. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, which is stated at cost, is summarized as follows at December 31:


                                                    1994             1993
                                                 ---------        ---------
                                                   (Thousands of Dollars)
Land                                             $   4,043        $   4,043
Buildings                                           49,863           47,897
Central office equipment                           325,841          307,690
Outside plant                                      463,065          450,387
Other                                               66,414           66,403
                                                 ---------        ---------
  Total property, plant and equipment              909,226          876,420
  Accumulated depreciation                         385,011          343,195
                                                 ---------        ---------
  Net property, plant and equipment              $ 524,215        $ 533,225
                                                 =========        =========

                             11. REGULATORY MATTERS

The Company is subject to regulation by the FCC for its interstate business operations. Intrastate operations are regulated by the California Public Utilities Commission (CPUC), Nevada Public Service Commission (NPSC) and the Arizona Corporation Commission (ACC).

INTRASTATE SERVICES

Effective January 1, 1990 the CPUC adopted a new regulatory framework (NRF) for GTE in Phase II of the Alternative Regulatory Proceeding. The new framework replaced the traditional "rate case" process with a framework that is based on a Price Cap Index mechanism with "sharing" of earnings above a benchmark rate of return. The new plan is designed to stimulate productivity and efficiencies with a portion of those gains flowing directly to the customer. During 1993, the CPUC approved a NRF settlement agreement allowing GTE California Incorporated (GTE California) to retain 100% of any earnings up to 15.5% beginning in 1994. Under its prior agreement, GTE California was required to share 50% of any earnings over a 13% rate of return and refund 100% of any earnings over 16.5%. A policy order issued by the CPUC on July 24, 1991, urged the Company to adopt the NRF for the Company's operations to be effective no later than January 1, 1994. The Company has requested that it be allowed to adopt GTE California's NRF concurrent with the approval of the legal entity merger of the Company and GTE California.

Under the new plan, rates for services essential to basic communication would be subject to a revenue cap, set annually, based on inflation minus a productivity improvement factor. Rates for partially competitive services (e.g. Centrex and custom calling features) are subject to the flexibility within a price floor and ceiling as set by the CPUC. In addition, fully competitive services (e.g. directory advertising and inside wire installation) are not subject to pricing limits set by the CPUC. Rates are also adjusted for exogenous events that are beyond the control of management as defined in the new plan.

In September 1994, the CPUC issued a final order that authorized intraLATA toll competition (without pre-subscription) in California, effective January 1, 1995. It also provides for rate rebalancing with significant rate reductions for toll service and access charges while increasing basic local exchange rates closer to the actual cost of providing such service. The ultimate effect on revenue will depend, in part, on the extent to which rate reductions result in increased calling volumes. The decision does not permit rate increases to compensate for competitive losses of market share. GTE believes that the CPUC has over-estimated the calling volume that will be stimulated by reduced toll rates and has requested reconsideration of this aspect of the decision.

In March 1991, the merger of the Company's parent and GTE was consummated. In a decision issued on March 13, 1991, the CPUC approved a stipulation agreement which tentatively approved the merger of GTE and Contel. The decision also established a second phase of the proceeding in which GTE was directed to show that the merger meets certain California statutory requirements. GTE was also ordered to submit a plan for the merger of any of the Contel and GTE regulated California subsidiaries. On September 14, 1992, the Company and GTE California joined with GTE and Contel and filed a comprehensive plan with the CPUC to merge the Company into GTE California.

On December 23, 1993, an Administrative Law Judge issued a proposed Phase II order allowing the merger of the Company and GTE California. The proposed order added a third phase to the merger proceeding in which the issues of a start-up revenue requirement for Contel's pre-merger operations and rate integration of the respective company tariffs was considered.

On April 20, 1994, the CPUC issued a decision giving final approval to the merger of the Company into GTE California. The decision requires the merging companies to flow through to their ratepayers all of the estimated savings that will be produced from the merger. This flow through requirement is based on the CPUC's interpretation of certain statutory requirements. The CPUC, however, provided the parties with the opportunity to supplement the evidentiary record to show why the estimated merger savings should be apportioned between ratepayers and shareholders. That filing was made on April 29, 1994. By making the filing, the effective date of the decision approving the merger has been delayed. The Company and other interested parties have filed reports and comments pursuant to this proceeding.

In addition, merger applications were filed with the Arizona Corporation Commission on October 4, 1993 and the Nevada Public Service Commission on April 2, 1993. These applications were approved during 1994 but were made subject to final approval in California, which is expected in 1995.

INTERSTATE SERVICES

For the provision of interstate services, the Company operates under the terms of the FCC's price cap incentive plan. The "price cap" mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate of return which may be achieved. Under this approach, the maximum price that the local exchange carrier (LEC) may charge is increased or decreased each year by a price index based upon inflation less a predetermined productivity target. LECs may, within certain ranges, price individual services above or below the overall cap.

As a safeguard under its price cap regulatory plan, the FCC adopted a productivity sharing feature. Because of this feature, under the minimum productivity-gain option, the Company must share equally with its ratepayers any realized interstate return above 12.25% up to 16.25%, and all returns higher than 16.25%, by temporarily lowering prospective prices. During 1995, the FCC is scheduled to review the LEC price cap plan to determine if it should be continued or modified.

SIGNIFICANT CUSTOMER

Revenues received from AT&T Corp. include amounts for access, billing and collection and interexchange leased facilities during the years 1994-1992 under various arrangements and amounted to $50.2 million, $33.0 million and $62.2 million, respectively.

                     12. SUPPLEMENTAL CASH FLOW DISCLOSURES

Set forth below is information with respect to changes in current assets and current liabilities, and cash paid for interest and income taxes:


                                                                1994             1993             1992
                                                              --------         --------         --------
                                                                         (Thousands of Dollars)
(INCREASE) DECREASE IN CURRENT ASSETS:
  Accounts receivable - net                                   $  1,725         $(21,118)        $(20,605)
  Materials and supplies                                           432             (166)          17,433
  Prepayments and other current assets                             222             (189)           9,859

INCREASE (DECREASE) IN CURRENT LIABILITIES:
  Accounts payable                                             (24,444)          19,092           (9,630)
  Affiliate payables and accruals                               (1,707)           1,586           (2,559)
  Advanced billings and customer deposits                           56              172              183
  Accrued liabilities                                          (28,768)          (9,683)           5,162
  Other                                                         (4,363)           2,108           (2,697)
                                                              --------         --------         --------
    Total                                                     $(56,847)        $ (8,198)        $ (2,854)
                                                              ========         ========         ========
CASH PAID DURING THE YEAR FOR:
  Interest                                                    $ 11,999         $ 12,370         $ 13,997
  Income taxes                                                  49,129           70,895           52,414

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Contel of California, Inc.:

We have audited the accompanying consolidated balance sheets of Contel of California, Inc. (a California corporation) and subsidiary as of December 31, 1994 and 1993, and the related consolidated statements of income, reinvested earnings and cash flows for each of the three years in the period ended December 31, 1994. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Contel of California, Inc. and subsidiary as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for postretirement benefits other than pensions. Also as discussed in Note 1, effective January 1, 1992, the Company changed its method of accounting for income taxes.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting schedule listed under Item 14 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This supporting schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                             ARTHUR ANDERSEN LLP

Dallas, Texas
January 25, 1995.

                                MANAGEMENT REPORT

To Our Shareholder:

The management of the Company is responsible for the integrity and objectivity of the financial and operating information contained in this Annual Report, including the consolidated financial statements covered by the Report of Independent Public Accountants. These statements were prepared in conformity with generally accepted accounting principles and include amounts that are based on the best estimates and judgments of management.

The Company has a system of internal accounting controls which provides management with reasonable assurance that transactions are recorded and executed in accordance with its authorizations, that assets are properly safeguarded and accounted for, and that financial records are maintained so as to permit preparation of financial statements in accordance with generally accepted accounting principles. This system includes written policies and procedures, an organizational structure that segregates duties, and a comprehensive program of periodic audits by the internal auditors. The Company has also instituted policies and guidelines which require employees to maintain the highest level of ethical standards.

JAMES F. MILES
President

MICHAEL W. BOLLINGER
Assistant Vice President - Controller

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements - See Contel of California Inc.'s consolidated financial statements and report of independent accountants thereon in the Financial Statements section included elsewhere herein.

  (2) Financial Statement Schedules - Schedules supporting the consolidated financial statements for the years ended December 31, 1994-1992 (as required):

          II - Valuation and Qualifying Accounts

      Note: Schedules other than the one listed above are omitted as not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

   (3)     Exhibits - Included in this report or incorporated by reference.

               2.1* Agreement of Merger, dated September 10, 1992 between GTE California Incorporated and Contel of California, Inc. (Exhibit 2.1 of the 1993 Form 10-K, File No. 0-1245).

                 3* Articles of Incorporation and Bylaws (incorporated by reference from the Registration Statement of the Company, File No. 2-52487, effective January 14, 1975).

                 27    Financial Data Schedule.

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the fourth quarter of 1994.

















* Denotes exhibits incorporated herein by reference to previous filings with the Securities and Exchange Commission as designated.

                    CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                             (Thousands of Dollars)


==============================================================================================================
              Column A                   Column B              Column C               Column D       Column E
==============================================================================================================
                                                               Additions
                                                       -----------------------
                                                                                     Deductions
                                        Balance at     Charged        Charged           from        Balance at
                                        Beginning         to          to Other        Reserves       Close of
            Description                  of Year        Income        Accounts        (Note 1)        Year
--------------------------------------------------------------------------------------------------------------
Allowance for uncollectible accounts
 for the year ended:

   December 31, 1994                    $    3,592     $    4,788     $    1,220(2)    $   6,077    $    3,523
                                        ======================================================================
   December 31, 1993                    $    3,321     $    6,478     $    6,196(2)    $  12,403    $    3,592
                                        ======================================================================
   December 31, 1992                    $    2,654     $    8,083     $    2,035(2)    $   9,451    $    3,321
                                        ======================================================================

Accrued restructuring costs for the
 year ended (Note 3):

   December 31, 1994                    $   48,987     $        0     $        0       $  26,677    $   22,310
                                        ======================================================================
   December 31, 1993                    $        0     $   48,987     $        0       $       0    $   48,987
                                        ======================================================================
   December 31, 1992                    $        0     $        0     $        0       $       0    $        0
                                        ======================================================================














-------------------------------------------
NOTES:

(1)  Charges for purpose for which reserve was created.
(2)  Recoveries of previously written-off amounts.
(3) See Note 2 to the Consolidated Financial Statements included elsewhere herein.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  CONTEL OF CALIFORNIA, INC.
                                                  --------------------------
                                                        (Registrant)

Date  March 24, 1995                        By          JAMES F. MILES
      --------------                           -------------------------------
                                                        JAMES F. MILES
                                                           President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



JAMES F. MILES               President and Director            March 24, 1995
-----------------------      (Principal Executive Officer)
JAMES F. MILES


MICHAEL W. BOLLINGER         Assistant Vice President-         March 24, 1995
-----------------------        Controller
MICHAEL W. BOLLINGER         (Principal Financial and
                               Accounting Officer)


GEOFFREY C. GOULD            Director                          March 24, 1995
-----------------------
GEOFFREY C. GOULD


MICHAEL B. ESSTMAN           Director                          March 24, 1995
-----------------------
MICHAEL B. ESSTMAN

                                EXHIBIT INDEX
                                -------------


               2.1* Agreement of Merger, dated September 10, 1992 between GTE California Incorporated and Contel of California, Inc. (Exhibit 2.1 of the 1993 Form 10-K, File No. 0-1245).

                 3* Articles of Incorporation and Bylaws (incorporated by reference from the Registration Statement of the Company, File No. 2-52487, effective January 14, 1975).

                 27    Financial Data Schedule.







* Denotes exhibits incorporated herein by reference to previous filings with the Securities and Exchange Commission as designated.