Form 10-Q
period 1995-03-31
CONTEL OF CALIFORNIA INC
filed 1995-05-12
CIK 24186

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

                                  (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities
    Exchange Act of 1934

For the period ended      March 31, 1995


                                     or


[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities
    Exchange Act of 1934


For the transition period from                     to

Commission File Number:   0-1245


                          CONTEL OF CALIFORNIA, INC.
           (Exact name of registrant as specified in its charter)

             CALIFORNIA                                       95-
1789511
   (State or other jurisdiction of
(I.R.S. Employer
    Incorporation or organization)
Identification No.)

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

                                                          YES  X
NO

The Company had 2,503,667 shares of $5 par value common stock outstanding at April 30, 1995. The Company's common stock is 100% owned by Contel Corporation, which is wholly-owned by GTE
Corporation.

PART I.  FINANCIAL INFORMATION

                  CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                      Three
Months Ended
                                                          March
31,
                                                     1995
1994
                                                    (Thousands of
Dollars)
OPERATING REVENUES:
  Local network services                         $    28,931    $
24,177
  Network access services                             27,652
35,089
  Long distance services                              16,174
24,192
  Equipment sales and services                         3,846
3,251
  Other                                                1,869
1,892

                                                      78,472
88,601



OPERATING EXPENSES:
  Cost of sales and services                          14,260
21,000
  Depreciation and amortization                       16,998
16,118
  Marketing, selling, general
    and administrative                                25,514
27,144
                                                      56,772
64,262

  Net operating income                                21,700
24,339



OTHER (INCOME) DEDUCTIONS:
  Interest expense                                     3,138
3,017
  Other - net                                           (113)
(70)



INCOME BEFORE INCOME TAXES                            18,675
21,392



INCOME TAXES                                           6,951
8,748



NET INCOME                                       $    11,724    $
12,644

Per share data is omitted since the Company's common stock is 100% owned by Contel Corporation (a wholly-owned subsidiary of GTE Corporation, GTE).

See Notes to Condensed Consolidated Financial Statements.


                                      1
                   CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION
                          AND RESULTS OF OPERATIONS

                            (DOLLARS IN MILLIONS)


RESULTS OF OPERATIONS

Net income was $11.7 and $12.6 for the three months ended March 31, 1995 and 1994, respectively, reflecting a decrease of 7% or $0.9. The decrease is primarily due to the Implementation Rate Design (IRD), as discussed below, partially offset by cost savings generated from the re-engineering plan.

On January 1, 1995, pursuant to an order issued by the California Public Utilities Commission (CPUC) toll competition (without pre-subscription) became effective in California. The order also provided for rate rebalancing with significant rate reductions for toll service and access charges while increasing basic local exchange rates closer to the actual cost of providing such service. Although the rate rebalancing is intended to be revenue neutral, its ultimate effect on revenue will depend, in part, on the extent to which rate reductions result in increased calling volumes. In the first quarter of 1995, revenues decreased by approximately $10 as a result of the implementation of this order.

  OPERATING REVENUES

Operating revenues were $78.5 and $88.6 for the three months ended March 31, 1995 and 1994, respectively, reflecting a decrease of 11% or $10.1.

Local network services revenues were $28.9 and $24.2 for the three months ended March 31, 1995 and 1994, respectively, reflecting an increase of 19% or $4.7. The increase is the result of $4.3 in rate increases associated with the IRD and a 3.1% increase in access lines, which generated $0.5 of additional revenues.

Network access services revenues were $27.7 and $35.1 for the three months ended March 31, 1995 and 1994, respectively, reflecting a decrease of 21% or $7.4. The decrease is primarily the result of $6.0 in rate reductions associated with the previously mentioned IRD. Partially offsetting this decrease are additional revenues of $1.8 generated from a 10% increase in minutes of use.

Long distance services revenues were $16.2 and $24.2 for the three months ended March 31, 1995 and 1994, respectively, reflecting a decrease of 33% or $8.0. The decrease is primarily the result of $7.9 in rate reductions associated with the previously mentioned IRD.

Equipment sales and services revenues were $3.8 and $3.3 for the three months ended March 31, 1995 and 1994, respectively, reflecting an increase of 15% or $0.5. This increase is primarily the result of a $0.4 growth in billing and collection revenues.




                                      2
                   CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


  OPERATING EXPENSES

Operating expenses were $56.8 and $64.3 for the three months ended March 31, 1995 and 1994, respectively, reflecting a decrease of 12% or $7.5. The decrease primarily relates to $5.4 of lower labor and benefits costs reflecting reductions in workforce associated with the Company's re-engineering plan initiated in 1994.

  OTHER DEDUCTIONS

Income tax expense was $7.0 and $8.7 for the three months ended
March 31, 1995 and 1994, respectively, reflecting a decrease of 20% or $1.7. The decrease is primarily due to a corresponding decrease in pretax income.

CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term borrowings can be obtained through commercial paper borrowings or borrowings from GTE.

The Company's primary source of funds during the first three months of 1995 was cash from operations of $54.8 compared to $37.1 for the same period in 1994. The increase is primarily the result of accounts receivable collection timing differences.

The Company's capital expenditures during the first three months of 1995 were $9.8 compared to $12.6 during the same period in 1994. The 1995 expenditures reflect the Company's continued growth in access lines and modernization of current facilities and introduction of new products and services. In 1995, the Company's construction costs are expected to be lower than capital expenditures of $55.1 incurred during 1994. Construction costs in 1995 are associated with the Company's expanding network and replacement of outdated technologies with digital switches and fiber optic networks.

Cash used in financing activities was $45.3 during the first three months of 1995 compared to $24.1 for the same period in 1994. This included dividend payments of $15.3 during the first three months of 1995 compared to $42.1 for the same period in 1994. Net affiliated short term debt repayments totaled $30.0 in the first quarter of 1995, compared to net borrowings of $22.9 for the same period in 1994. The Company also retired $4.8 of long-term debt and preferred stock in the first quarter of 1994.







                                     3
                  CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


OTHER MATTERS

As previously reported, results for 1993 included a one-time pretax restructuring charge of $49.0, which reduced net income by $30.2, primarily for incremental costs related to implementation of the Company's three-year re-engineering plan. The re-engineering plan will redesign and streamline processes to improve customer-responsiveness and product quality, reduce the time necessary to introduce new products and services and further reduce costs.

Implementation of the re-engineering plan began during 1994 and is expected to be completed by the end of 1996. Expenditures of $27.0 have been made since inception of the re-engineering plan, including $0.3 during the first three months of 1995. These expenditures were primarily associated with the consolidation of customer contact, network operations and operator service centers, separation benefits from employee reductions and incremental expenditures to redesign and streamline processes. There have been no significant changes made to the overall re-engineering plan as originally reported. As of March 31, 1995, $22.0 remains in the restructuring reserve, of which $14.8 is classified as a current liability. Management believes the reserve is adequate to cover future expenditures.

In March 1995, the Federal Communications Commission (FCC) increased the local-exchange carrier (LEC) productivity factors associated with its interstate price cap plan to provide three different options, on an interim basis, regarding the determination and use of productivity factors. These changes will be reflected in the LECs' annual tariff filing, effective August 1, 1995. The FCC is expected to continue to consider permanent changes to its price cap plan in a future rulemaking proceeding. GTE believes the impact of the interim rules will be minimized in the near-term because GTE has reduced its access fees in previous years to amounts below the FCC's maximum price.

In April 1995, GTE filed a motion with the U.S. District Court for the District of Columbia to remove the 1984 Consent Decree, which restricts the Company from providing interLATA services. GTE believes that the Consent Decree is no longer required since GTE has since divested its interests in the entities whose purchase gave rise to the Consent Decree.

In May 1995, the FCC approved GTE's applications to construct a new fiber optic and coaxial-cable video network in four markets, including Ventura County, California. GTE expects to submit tariffs that set the rates for use of its video network to the FCC for approval and to commence the initial deployment of the network in late 1995 and early 1996.







                                      4

                   CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                   March 31,
December 31,
                                                     1995
1994
                                                    (Thousands of
Dollars)
CURRENT ASSETS:
  Cash                                           $     1,921    $
2,244
  Accounts and notes receivable, less allowances
    of $4,419 and $3,523, respectively                53,359
75,579
  Materials and supplies                               1,335
2,134
  Deferred income tax benefits                         6,359
6,793
  Prepayments and other                                3,770
228
    Total current assets                              66,744
86,978






PROPERTY, PLANT AND EQUIPMENT:
  Original cost                                      917,608
909,226
  Accumulated depreciation                          (400,155)
(385,011)
    Net property, plant and equipment                517,453
524,215






OTHER ASSETS                                          16,291
39,883






    TOTAL ASSETS                                 $   600,488    $
651,076

See Notes to Condensed Consolidated Financial Statements.










                                     5

                  CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                   March 31,
December 31,
                                                     1995
1994
                                                    (Thousands of
Dollars)
CURRENT LIABILITIES:
  Notes payable to affiliates                    $    37,672    $
67,703
  Accounts payable                                    19,945
33,166
  Accrued taxes                                       15,190
6,814
  Accrued dividends                                    5,000
15,261
  Accrued payroll and vacations                       12,208
7,280
  Accrued restructuring costs and other               33,842
33,005
    Total current liabilities                        123,857
163,229



LONG-TERM DEBT                                        90,000
90,000



DEFERRED CREDITS AND RESERVES, primarily
  deferred income taxes, investment tax
  credits and restructuring costs                    163,166
181,108



SHAREHOLDER'S EQUITY:
  Common stock                                        12,518
12,518
  Other capital                                       78,917
78,917
  Reinvested earnings                                132,030
125,304
    Total shareholder's equity                       223,465
216,739





    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $   600,488    $
651,076

See Notes to Condensed Consolidated Financial Statements.










                                      6

                   CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Three
Months Ended
                                                          March
31,
                                                     1995
1994
                                                    (Thousands of
Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $    11,724    $
12,644
  Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation and amortization                   16,998
16,118
      Deferred income taxes and investment
        tax credits                                    2,275
1,472
      Provision for uncollectible accounts             1,162
2,167
      Changes in current assets and
        current liabilities                           17,126
1,441
      Other - net                                      5,471
3,252
      Net cash from operating activities              54,756
37,094


CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                (9,787)
(12,632)
      Cash used in investing activities               (9,787)
(12,632)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt and preferred stock retired              --
(4,810)
  Dividends paid to shareholders                     (15,261)
(42,217)
  Net change in affiliate notes                      (30,031)
22,910
      Net cash used in financing activities          (45,292)
(24,117)


  Increase (decrease) in cash                           (323)
345

  Cash at beginning of period                          2,244
68

  Cash at end of period                          $     1,921    $
413

See Notes to Condensed Consolidated Financial Statements.












                                      7
                  CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed consolidated financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1994 Annual Report on Form 10-K.

(2) Reclassifications of prior year data have been made in the financial statements where appropriate to conform to the 1995 presentation.





































                                      8
                   CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY


PART II.   OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits required by Item 601 of Regulation S-K.

              (27)  Financial Data Schedule.

         (b) The Company filed no reports on Form 8-K during the first quarter of 1995.











































                                      9
                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.






                                                    CONTEL OF
CALIFORNIA, INC.

(Registrant)






Date:   May 12, 1995                          MICHAEL W.
BOLLINGER
                                              MICHAEL W.
BOLLINGER
                                      Assistant Vice President -
Controller
                                  (Principal Financial and
Accounting Officer)































                                      10