Form 10-Q
period 1995-06-30
CONTEL OF CALIFORNIA INC
filed 1995-08-11
CIK 24186

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

                                  (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the period ended      June 30, 1995

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

The registrant, a wholly owned subsidiary of Contel Corporation, which is a wholly-owned subsidiary of GTE Corporation, meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with reduced disclosure format pursuant to General Instruction H(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                          YES  X   NO

The Company had 2,503,667 shares of $5 par value common stock outstanding at July 31, 1995. The Company's common stock is 100% owned by Contel Corporation, which is wholly-owned by GTE Corporation.

PART I.  FINANCIAL INFORMATION

                    CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                    Three Months Ended         Six Months Ended
                                       June 30,                  June 30,
                                   1995         1994         1995         1994
                                             (Thousands of Dollars)
OPERATING REVENUES:
  Local network services       $   27,287   $   23,217    $   56,218   $   47,394
  Network access services          27,145       35,270        54,797       70,359
  Long distance services           16,156       23,805        32,330       47,997
  Equipment sales and services      3,568        2,515         7,414        5,766
  Other                             1,550        1,910         3,419        3,802

                                   75,706       86,717       154,178      175,318


OPERATING EXPENSES:
  Cost of sales and services       15,216       15,641        29,476       36,641
  Depreciation and amortization    17,840       16,005        34,838       32,123
  Marketing, selling, general
    and administrative             22,917       15,168        48,431       42,312

                                   55,973       46,814       112,745      111,076

  Net operating income             19,733       39,903        41,433       64,242


OTHER (INCOME) DEDUCTIONS:
  Interest expense                  2,865        3,109         6,003        6,126
  Other - net                        (154)        (104)         (267)        (174)


INCOME BEFORE INCOME TAXES         17,022       36,898        35,697       58,290


INCOME TAXES                        8,623       15,135        15,574       23,883


NET INCOME                     $    8,399   $   21,763    $   20,123   $   34,407



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


See Notes to Condensed Consolidated Financial Statements.


                                       1
                  CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

                            (DOLLARS IN MILLIONS)


RESULTS OF OPERATIONS

Net income was $20.1 and $34.4 for the six months ended June 30, 1995 and 1994, respectively, reflecting a decrease of 42% or $14.3. The decrease is primarily due to the Implementation Rate Design (IRD) discussed below.

On January 1, 1995, pursuant to an order issued by the California Public Utilities Commission (CPUC), competition in long distance services (without customer pre-subscription) became effective in California. The order also provided for rate rebalancing with significant rate reductions for long distance services and network access services while increasing basic local network services rates closer to the actual cost of providing such service. Although the CPUC intended for the rate rebalancing to be revenue neutral, its ultimate effect on total revenues is dependent, in part, on the extent to which long distance services rate reductions result in increased calling volumes. In the first six months of 1995, total revenues decreased by approximately $19 as a result of the implementation of this order.

  OPERATING REVENUES

Operating revenues were $154.2 and $175.3 for the six months ended June 30, 1995 and 1994, respectively, reflecting a decrease of 12% or $21.1.

Local network services revenues were $56.2 and $47.4 for the six months ended June 30, 1995 and 1994, respectively, reflecting an increase of 19% or $8.8. The increase is the result of $8.6 in rate increases associated with the IRD and a 4% increase in access lines, which generated $1.4 of additional revenues. These increases are offset by a $1.2 reduction in revenues, primarily due to more customers electing measured usage rate plans, which yield less revenue, and non-recurring installation revenues received in 1994.

Network access services revenues were $54.8 and $70.4 for the six months ended June 30, 1995 and 1994, respectively, reflecting a decrease of 22% or $15.6. The decrease is primarily the result of $12.0 in rate reductions associated with the previously mentioned IRD and $1.9 of lower Universal Service Fund support payments. These decreases are partially offset by a 7% increase in minutes of use, which generated $2.1 of additional revenues.

Long distance services revenues were $32.3 and $48.0 for the six months ended June 30, 1995 and 1994, respectively, reflecting a decrease of 33% or $15.7. The decrease is the result of rate reductions associated with the previously mentioned IRD.





                                       2
                  CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


Equipment sales and services revenues were $7.4 and $5.8 for the six months ended June 30, 1995 and 1994, respectively, reflecting an increase of 28% or $1.6. The increase is primarily the result of a $0.7 growth in billing and collection revenues and a $0.5 increase in radio paging revenues.

  OPERATING EXPENSES

Operating expenses were $112.7 and $111.1 for the six months ended June 30, 1995 and 1994, respectively, reflecting an increase of 1% or $1.6. The increase primarily relates to $5.8 in nonrecurring favorable carrier settlement activities recorded in the second quarter of 1994 and a $2.6 increase in depreciation expenses associated with additions to plant balances. These increases are partially offset by $7.5 of lower labor and benefits costs associated with the Company's re-engineering plan initiated in 1994.

  OTHER DEDUCTIONS

Income tax expense was $15.6 and $23.9 for the six months ended June 30, 1995 and 1994, respectively, reflecting a decrease of 35% or $8.3. The decrease is primarily due to a corresponding decrease in pretax income partially offset by an increase in temporary differences that flow through to income in accordance with CPUC requirements.

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

Implementation of the re-engineering plan began during 1994 and is expected to be completed by the end of 1996. Expenditures of $27.4 have been made since inception of the re-engineering plan, including $0.8 during the first six months of 1995. These expenditures were primarily associated with the consolidation of customer contact, network operations and operator service centers, separation benefits from employee reductions and incremental expenditures to redesign and streamline processes. There have been no significant changes made to the overall re-engineering plan as originally reported. As of June 30, 1995, $21.6 remains in the restructuring reserve, of which $16.8 is classified as a current liability. Management believes the reserve is adequate to cover future expenditures.






                                       3
                  CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


In March 1995, the Federal Communications Commission (FCC) adopted interim rules to be utilized by local exchange carriers (LECs), including the Company, for their 1995 Annual Price Cap Filing. The interim rules allowed LECs to select from three productivity/sharing options for each tariff entity. Each of the three options reflected an increase to the 3.3% productivity factor used since 1991. The Company selected a 5.3% productivity factor, with no sharing required, in each of its tariff entities for use in the 1995-1996 tariff year. Under the interim rules, the Company filed tariffs to reduce rates by $1.5 annually, effective August 1, 1995. The FCC is continuing to consider how the price cap plan should be modified in order to adapt the system to the emergence of competition.

In April 1995, GTE filed a motion with the U.S. District Court for the District of Columbia to remove the 1984 Consent Decree, which restricts the manner in which the Company can provide interLATA services. GTE believes that the Consent Decree is no longer required since GTE has since divested its interests in the entities whose purchase gave rise to the Consent Decree.

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



                                       4
                   CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS


                                                  June 30,     December 31,
                                                    1995           1994
                                                   (Thousands of Dollars)

CURRENT ASSETS:
  Cash                                          $     1,508    $     2,244
  Accounts receivable, less allowances
    of $3,873 and $3,523, respectively               43,152         75,579
  Materials and supplies                                224          2,134
  Deferred income tax benefits                        5,922          6,793
  Prepayments and other                               3,275            228
    Total current assets                             54,081         86,978






PROPERTY, PLANT AND EQUIPMENT:
  Original cost                                     923,293        909,226
  Accumulated depreciation                         (410,016)      (385,011)
    Net property, plant and equipment               513,277        524,215






OTHER ASSETS                                         17,701         39,883









  TOTAL ASSETS                                  $   585,059    $   651,076







See Notes to Condensed Consolidated Financial Statements.



                                        5
                  CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDER'S EQUITY


                                                 June 30,     December 31,
                                                   1995           1994
                                                  (Thousands of Dollars)

CURRENT LIABILITIES:
  Notes payable to affiliates                  $    30,544    $    67,703
  Accounts payable                                  13,079         33,166
  Accrued taxes                                     10,751          6,814
  Accrued dividends                                 15,000         15,261
  Accrued payroll and vacations                     11,002          7,280
  Accrued restructuring costs and other             34,089         33,005
    Total current liabilities                      114,465        163,229



LONG-TERM DEBT                                      90,000         90,000



RESERVES AND DEFERRED CREDITS:
  Deferred income taxes                             90,257        108,402
  Employee benefit obligations                      62,089         57,564
  Restructuring costs and other                     11,383         15,142
    Total reserves and deferred credits            163,729        181,108



SHAREHOLDER'S EQUITY:
  Common stock                                      12,518         12,518
  Other capital                                     78,917         78,917
  Reinvested earnings                              125,430        125,304
    Total shareholder's equity                     216,865        216,739





  TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY   $   585,059    $   651,076







See Notes to Condensed Consolidated Financial Statements.



                                       6
                   CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Six Months Ended
                                                         June 30,
                                                    1995           1994
                                                   (Thousands of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $    20,123    $    34,407
  Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation and amortization                  34,838         32,123
      Deferred income taxes and investment
        tax credits                                   4,551          3,002
      Provision for uncollectible accounts            2,457          2,420
      Changes in current assets and
        current liabilities                          12,699         (7,629)
      Other - net                                     5,124          8,252
      Net cash from operating activities             79,792         72,575


CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                              (23,108)       (24,149)
      Cash used in investing activities             (23,108)       (24,149)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt and preferred stock retired             --         (4,810)
  Dividends paid to shareholder                     (20,261)       (47,218)
  Net change in affiliate notes                     (37,159)         6,112
      Net cash used in financing activities         (57,420)       (45,916)


  Increase (decrease) in cash                          (736)         2,510

  Cash at beginning of period                         2,244             68

  Cash at end of period                         $     1,508    $     2,578












See Notes to Condensed Consolidated Financial Statements.



                                       7
                  CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed consolidated financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1994 Annual Report on Form 10-K.

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





































                                       8
                   CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY


PART II.   OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits required by Item 601 of Regulation S-K.

              (27)  Financial Data Schedule.

         (b) The Company filed no reports on Form 8-K during the second quarter of 1995.











































                                       9
                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.






                                               CONTEL OF CALIFORNIA, INC.
                                                     (Registrant)






Date:   August 10, 1995                     MICHAEL W. BOLLINGER
                                            MICHAEL W. BOLLINGER
                                   Assistant Vice President - Controller
                               (Principal Financial and Accounting Officer)































                                       10