Form 10-Q
period 1995-09-30
CONTEL OF CALIFORNIA INC
filed 1995-10-31
CIK 24186

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                                   (Mark One)


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the period ended            September 30, 1995
                    ------------------------------------------------------------

                                       or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

For the transition period from                       to
                               ---------------------    ------------------------

Commission File Number:       0-1245
                       ---------------------------------------------------------

                           CONTEL OF CALIFORNIA, INC
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                  CALIFORNIA                                 95-1789511
--------------------------------------------------------------------------------
        (State or other jurisdiction of                   (I. R. S. Employer
         Incorporation or organization)                    Identification No.)

   600 Hidden Ridge, HQE04B12 - Irving, Texas                    75038
--------------------------------------------------------------------------------
    (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code     214-718-5600
                                                   -----------------------------


--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

The registrant, a wholly-owned subsidiary of Contel Corporation, which is a wholly-owned subsidiary of GTE Corporation, meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with reduced disclosure format pursuant to General Instruction H(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                                            YES   X              NO
                                                -----               -----


The Company had 2,503,667 shares of $5 par value common stock outstanding at September 30, 1995. The Company's common stock is 100% owned by Contel Corporation, which is wholly-owned by GTE Corporation.

PART I.    FINANCIAL INFORMATION

                   CONTEL OF CALIFORNIA,  INC. AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                    Three Months Ended                 Nine Months Ended
                                                       September 30,                     September 30,
                                                ---------------------------       ---------------------------
                                                   1995             1994             1995             1994
                                                ----------       ----------       ----------       ----------
                                                                    (Thousands of Dollars)
Operating revenues:
Local network services                          $   28,760       $   24,888       $   84,978       $   72,282
Network access services                             23,277           33,738           78,074          104,097
Long distance services                              15,636           25,851           47,966           73,848
Equipment sales and services                         2,667            3,196           10,081            8,962
Other                                                6,184            3,751            9,603            7,553
                                                ----------       ----------       ----------       ----------
                                                    76,524           91,424          230,702          266,742
                                                ----------       ----------       ----------       ----------

Operating expenses:
Cost of sales and services                          31,964           31,145           86,240           95,298
Depreciation and amortization                       17,610           16,240           52,448           48,363
Selling, general and administrative                 10,724           11,184           34,410           26,155
                                                ----------       ----------       ----------       ----------
                                                    60,298           58,569          173,098          169,816
                                                ----------       ----------       ----------       ----------
Net operating income                                16,226           32,855           57,604           96,926
                                                ----------       ----------       ----------       ----------
Interest expense - net                               2,585            2,718            8,266            8,499
                                                ----------       ----------       ----------       ----------
Income before income taxes                          13,641           30,137           49,338           88,427
                                                ----------       ----------       ----------       ----------
Income taxes                                         6,013           12,458           21,587           36,341
                                                ----------       ----------       ----------       ----------
Net income                                      $    7,628       $   17,679       $   27,751       $   52,086
                                                ==========       ==========       ==========       ==========


Per share data is omitted since the Company's common stock is 100% owned by Contel Corporation (a wholly-owned subsidiary of GTE Corporation, GTE).

See Notes to Condensed Consolidated Financial Statements.

                   CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                             (DOLLARS IN MILLIONS)


RESULTS OF OPERATIONS

Net income was $27.8 and $52.1 for the nine months ended September 30, 1995 and 1994, respectively, reflecting a decrease of 47% or $24.3. The decrease is primarily due to the Implementation Rate Design (IRD) discussed below.

On January 1, 1995, pursuant to an order issued by the California Public Utilities Commission (CPUC), competition in long distance services (without customer pre-subscription) became effective in California. The order also provided for rate rebalancing with significant rate reductions for long distance services and network access services while increasing basic local network services rates closer to the actual cost of providing such service. Although the CPUC intended for the rate rebalancing to be revenue neutral, its ultimate effect on total revenues is dependent, in part, on the extent to which long distance services rate reductions result in increased calling volumes. In the first nine months of 1995, total revenues decreased by approximately $29 as a result of the implementation of this order.

  OPERATING REVENUES

Operating revenues were $230.7 and $266.7 for the nine months ended September 30, 1995 and 1994, respectively, reflecting a decrease of 14% or $36.0.

Local network services revenues were $85.0 and $72.3 for the nine months ended September 30, 1995 and 1994, respectively, reflecting an increase of 18% or $12.7. The increase is the result of $10.7 in rate increases associated with the IRD and a 2% increase in access lines, which generated $1.2 of additional revenues.

Network access services revenues were $78.1 and $104.1 for the nine months ended September 30, 1995 and 1994, respectively, reflecting a decrease of 25% or $26.0. The decrease is primarily the result of $18.0 in rate reductions associated with the previously mentioned IRD, $4.7 of lower revenues attributable to the interstate sharing requirements of the FCC price cap plan for the 1994-1995 tariff year and $2.7 of lower Universal Service Fund support payments. These decreases were partially offset by an 8% increase in minutes of use, which generated $1.8 of additional revenues.

Long distance services revenues were $48.0 and $73.8 for the nine months ended September 30, 1995 and 1994, respectively, reflecting a decrease of 35% or $25.8. The decrease is primarily the result of $21.3 in rate reductions associated with the previously mentioned IRD and $6.1 of lower transitional support payments received from Pacific Bell as a result of the Company's exit from the California state intraLATA toll pool in 1994.

Equipment sales and services revenues were $10.1 and $9.0 for the nine months ended September 30, 1995 and 1994, respectively, reflecting an increase of 12% or $1.1. The increase is the result of a $0.6 growth in billing and collection revenues and a $0.5 increase in radio paging revenues.

Other operating revenues were $9.6 and $7.6 for the nine months ended September 30, 1995 and 1994, respectively, reflecting an increase of 26% or $2.0. The increase is the result of lower provisions for uncollectible accounts.

                   CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


  OPERATING EXPENSES

Operating expenses were $173.1 and $169.8 for the nine months ended September 30, 1995 and 1994, respectively, reflecting an increase of 2% or $3.3. The increase primarily relates to $8.1 in nonrecurring favorable carrier settlement activities recorded in 1994 and a $4.0 increase in depreciation expenses associated with additions to plant balances. These increases are partially offset by $9.5 of lower labor and benefits costs associated with the Company's re-engineering plan.

  OTHER DEDUCTIONS

Income tax expense was $21.6 and $36.3 for the nine months ended September 30, 1995 and 1994, respectively, reflecting a decrease of 40% or $14.7. The decrease is primarily due to a corresponding decrease in pretax income.

OTHER MATTERS

As previously reported, results for 1993 included a one-time pretax restructuring charge of $49.0, which reduced net income by $30.2, primarily for incremental costs related to implementation of the Company's three year re-engineering plan. The re-engineering plan will redesign and streamline processes to improve customer-responsiveness and product quality, reduce the time necessary to introduce new products and services and further reduce costs.

Implementation of the re-engineering plan began during 1994 and is expected to be completed by the end of 1996. Expenditures of $28.0 have been made since inception of the re-engineering plan, including $1.3 during the first nine months of 1995. These expenditures were primarily associated with the consolidation of customer contact, network operations and operator service centers, separation benefits associated with workforce reductions and incremental expenditures to redesign and streamline processes. There have been no significant changes made to the overall re- engineering plan as originally reported. As of September 30, 1995, $21.0 remains in the restructuring reserve which management believes is adequate to cover future expenditures.

In March 1995, the Federal Communications Commission (FCC) adopted interim rules to be utilized by local exchange carriers (LECs), including the Company, for their 1995 Annual Price Cap Filing. The interim rules allowed LECs to select from three productivity/sharing options for each tariff entity. Each of the three options reflected an increase to the 3.3% productivity factor used since 1991. The Company selected a 5.3% productivity factor, with no sharing required, in each of its tariff entities for use in the 1995-1996 tariff year. Under the interim rules, the Company filed tariffs to reduce rates by $1.5 annually, effective August 1, 1995. On September 20, 1995, the FCC released its proposed rulemaking proceeding on price caps which proposes specific changes to reflect and encourage emerging competition in local and access services markets and to establish the path towards decreased regulation of LECs' services. On September 27, 1995, the FCC solicited comments on a number of specific issues regarding methods for establishing the price caps, such as productivity measurements, sharing, the common line formula and exogenous costs. The Company anticipates the FCC will issue an order prior to the July 1996 annual filing.

Federal telecommunications legislation has been passed by both the Senate and House of Representatives. The bills must now be reconciled by the joint Senate/House conference committee.

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

                   CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


In December 1994, the CPUC issued a decision which adopts an initial procedural plan to facilitate opening local exchange telecommunications markets to competition by January 1, 1997. On April 26, 1995, the CPUC issued a formal rulemaking proceeding and investigation as a procedural vehicle to develop and adopt rules for local competition. The rulemaking document contained proposed interim rules which authorized competitive LECs to seek authority to offer local exchange services beginning in June 1995. The parties filed comments on the proposed rules on May 24, 1995. The Company's comments asserted the need for evidentiary hearings to address critical issues such as regulatory parity and interconnection prior to the authorization of local competition. On July 19, 1995 the CPUC issued interim Universal Service rules and obligations as a precursor to local competition. The CPUC concurrently commenced a proceeding to examine, and revise as appropriate, the intrastate price cap regulation by January 1, 1996. On July 24, 1995, the CPUC issued interim rules for local competition which permit facilities-based local competition in Pacific Bell and GTE California Incorporated franchised service areas effective January 1, 1996, with resale authority granted two months later. The CPUC reiterated its goal of opening the service areas of small and mid-sized LECs, including the Company's service areas, to full competition, effective January 1, 1997. Local competition in the Company's service areas could occur earlier depending on the final effective date of the pending merger discussed below.

On April 20, 1994, the CPUC issued a decision giving final approval to the merger of the Company into GTE California Incorporated. The decision required the merging companies to flow through to their ratepayers all of the estimated savings that would be produced from the merger. The CPUC, however, provided the parties with the opportunity to supplement the evidentiary record to show why the estimated merger savings should be apportioned between ratepayers and shareholders. That filing was made on April 29, 1994. On October 5, 1995, the Governor of the State of California signed a law which clarifies the authority of the CPUC to allocate utility merger benefits between ratepayers and
shareholders, with not less than 50% going to ratepayers.   A final CPUC
decision on the allocation of merger benefits is expected in early 1996.

  REGULATORY ACCOUNTING

The Company follows the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71). In general, FAS 71 requires companies to depreciate plant and equipment over lives approved by regulators which may extend beyond the assets' actual economic life. FAS 71 also requires deferral of certain costs based upon approvals received from regulators to recover such costs in the future. Consequently, the carrying value of certain assets and liabilities, primarily telephone plant and equipment, may be greater than that which would otherwise be recorded by unregulated enterprises.

In connection with an ongoing review of the continued applicability of FAS 71, the Company has commenced a study of the economic lives of its telephone plant and equipment. The study is expected to be completed by the end of the fourth quarter of 1995. If the Company were to discontinue the application of FAS 71 and compute the effect on its telephone plant and equipment in a manner similar to the seven Regional Bell Operating Companies which have discontinued FAS 71, the after-tax charge resulting from the reduction in carrying value of the Company's property, plant and equipment, which would be non-cash in nature, is estimated to be between $100 and $150. This potential accounting charge will have no effect on the Company's customers or its liquidity and capital resources. Management expects that such a charge, which would be recorded primarily as a reduction of the net book value of the fixed assets of the Company, would not significantly affect depreciation expense on existing plant and equipment in the near future.

                   CONTEL OF CALIFORNIA,  INC. AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                             September 30,         December 31,
                                                                                 1995                  1994
                                                                             -------------         ------------
                                                                                   (Thousands of Dollars)
Current assets:
Cash                                                                         $    1,774            $    2,244
Accounts receivable, less allowances of $2,519 and
$3,523, respectively                                                             54,496                75,579
Materials and supplies                                                               18                 2,134
Deferred income tax benefits                                                      5,490                 6,793
Prepayments and other                                                             1,113                   228
                                                                             ----------            ----------
Total current assets                                                             62,891                86,978
                                                                             ----------            ----------

Property , plant and equipment:
Original cost                                                                   914,857               909,226
Accumulated depreciation                                                       (408,567)             (385,011)
                                                                             ----------            ----------
Net property, plant and equipment                                               506,290               524,215
                                                                             ----------            ----------

Other assets                                                                     14,985                39,883
                                                                             ----------            ----------

Total assets                                                                 $  584,166            $  651,076
                                                                             ==========            ==========





See Notes to Condensed Consolidated Financial Statements.

                   CONTEL OF CALIFORNIA,  INC. AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDER'S EQUITY

                                                                         September 30,        December 31,
                                                                             1995                  1994
                                                                         -------------        ------------
                                                                               (Thousands of Dollars)
Current liabilities:
Notes payable to affiliates                                              $   40,042            $   67,703
Accounts payable                                                              3,746                33,166
Accrued taxes                                                                 5,083                 6,814
Accrued dividends                                                            10,663                15,261
Accrued payroll and vacations                                                 9,189                 7,280
Accrued restructuring costs and other                                        47,276                33,005
                                                                         ----------            ----------
Total current liabilities                                                   115,999               163,229
                                                                         ----------            ----------


Long-term debt                                                               90,000                90,000
                                                                         ----------            ----------

Reserves and deferred credits:
Deferred income taxes                                                        90,626               108,402
Employee benefit obligations                                                 64,004                57,564
Restructuring costs and other                                                 9,710                15,142
                                                                         ----------            ----------
Total reserves and deferred credits                                         164,340               181,108
                                                                         ----------            ----------

Shareholder's equity:
Common stock                                                                 12,518                12,518
Other capital                                                                78,917                78,917
Reinvested earnings                                                         122,392               125,304
                                                                         ----------            ----------
Total shareholder's equity                                                  213,827               216,739
                                                                         ----------            ----------
Total liabilities and shareholder's equity                               $  584,166            $  651,076
                                                                         ==========            ==========





See Notes to Condensed Consolidated Financial Statements.

                   CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                           ---------------------------------
                                                                               1995                  1994
                                                                           ----------             ----------
                                                                                (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $   27,751             $   52,086
Adjustments to reconcile net income to
net cash from operating activities:
Depreciation and amortization                                                  52,448                 48,363
Deferred income taxes                                                           6,827                  6,433
Provision for uncollectible accounts                                            1,710                  4,296
Changes in current assets and current liabilities                              (1,552)               (13,987)
Other - net                                                                     8,596                  9,478
                                                                           ----------             ----------
Net cash from operating activities                                             95,780                106,669
                                                                           ----------             ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                          (33,328)               (34,342)
                                                                           ----------             ----------
Cash used in investing activities                                             (33,328)               (34,342)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt and preferred stock retired                                         --                 (5,270)
Dividends paid to shareholder                                                 (35,261)               (55,905)
Net change in affiliate notes                                                 (27,661)                (9,940)
                                                                           ----------             ----------
Cash used in financing activities                                             (62,922)               (71,115)
                                                                           ----------             ----------
Increase (decrease) in cash                                                      (470)                 1,212

Cash at beginning of period                                                     2,244                     68
                                                                           ----------             ----------
Cash at end of period                                                      $    1,774             $    1,280
                                                                           ==========             ==========





See Notes to Condensed Consolidated Financial Statements.

                   CONTEL OF CALIFORNIA,  INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN MILLIONS)


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

(2) The Company follows the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71). In general, FAS 71 requires companies to depreciate plant and equipment over lives approved by regulators which may extend beyond the assets' actual economic life. FAS 71 also requires deferral of certain costs based upon approvals received from regulators to recover such costs in the future. Consequently, the carrying value of certain assets and liabilities, primarily telephone plant and equipment, may be greater than that which would otherwise be recorded by unregulated enterprises.

In connection with an ongoing review of the continued applicability of FAS 71, the Company has commenced a study of the economic lives of its telephone plant and equipment. The study is expected to be completed by the end of the fourth quarter of 1995. If the Company were to discontinue the application of FAS 71 and compute the effect on its telephone plant and equipment in a manner similar to the seven Regional Bell Operating Companies which have discontinued FAS 71, the after-tax charge resulting from the reduction in carrying value of the Company's property, plant and equipment, which would be non-cash in nature, is estimated to be between $100 and $150. This potential accounting charge will have no effect on the Company's customers or its liquidity and capital resources. Management expects that such a charge, which would be recorded primarily as a reduction of the net book value of the fixed assets of the Company, would not significantly affect depreciation expense on existing plant and equipment in the near future.

(3) Reclassifications of prior year data have been made in the financial statements where appropriate to conform to the 1995 presentation.

                   CONTEL OF CALIFORNIA,  INC. AND SUBSIDIARY


PART II.    OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits required by Item 601 of Regulation S-K.

                 (27)     Financial Data Schedule.

         (b) Contel of California, Inc. filed a report on Form 8-K dated September 28, 1995 on October 2, 1995, under Item 5 "Other Events". No financial statements were filed with this report.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





                                           CONTEL OF CALIFORNIA, INC.
                                           --------------------------
                                                  (Registrant)



Date:  October 31, 1995                        Michael W. Bollinger
       ----------------            --------------------------------------------
                                               Michael W. Bollinger
                                      Assistant Vice President  - Controller
                                   (Principal Financial and Accounting Officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

27           Financial Data Schedule
