Form 10-K405
period 1995-12-31
CONTEL OF CALIFORNIA INC
filed 1996-03-26
CIK 24186

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [Fee Required]

For the fiscal year ended       December 31, 1995

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 [No Fee Required]

For the transition period from         to

Commission File Number               0-1245

                           CONTEL OF CALIFORNIA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         CALIFORNIA                                      95-1789511
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

16071 Mojave Drive, Victorville, California                92392
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

Registrant's telephone number, including area code      619-245-0511

Securities registered pursuant to Section 12(b) of the act:

                                                     NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                             WHICH REGISTERED

                NONE

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (TITLE OF CLASS)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                                                       YES    X     NO
                                                           -------     -------

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO
THIS FORM 10-K.      X
                  -------

THE COMPANY HAD 2,503,667 SHARES OF $5 PAR VALUE COMMON STOCK OUTSTANDING AT FEBRUARY 29, 1996. THE COMPANY'S COMMON STOCK IS 100% OWNED BY GTE CORPORATION.

THE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND
(b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

TABLE OF CONTENTS

Item                                                                                  Page

Part I
       1.    Business                                                                   1

       2.    Properties                                                                 4

       3.    Legal Proceedings                                                          4

       4. Submission of Matters to a Vote of Security Holders - This item has been omitted in accordance with the relief provisions under General
             Instruction J of Form 10-K

Part II

       5.    Market for the Registrant's Common Equity and Related
             Shareholder Matters                                                        5

       6. Selected Financial Data - This item has been omitted in accordance with the relief provisions under General Instruction J of Form 10-K

       7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                        6

       8.    Financial Statements and Supplementary Data                               11

       9.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                                       30
Part III

         The following items have been omitted in accordance with the relief provisions under General Instruction J of Form 10-K:

      10.    Directors and Executive Officers of the Registrant

      11.    Executive Compensation

      12.    Security Ownership of Certain Beneficial Owners and Management

      13.    Certain Relationships and Related Transactions

Part IV

      14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K           31

PART I

Item 1.  Business

Contel of California, Inc. (the Company) is a wholly-owned subsidiary of GTE Corporation (GTE), and provides communications services in California, Nevada and Arizona.

The Company was incorporated in California in 1954. Since its incorporation, twenty-three independent telephone companies have been merged into the Company to form the present entity.

On April 20, 1994, the California Public Service Commission (CPUC) issued a decision giving final approval to the merger of the Company into GTE California. The decision requires the merging companies to flow through to their ratepayers all of the estimated savings that would be produced from the merger. This flow through requirement is based on the CPUC's interpretation of certain statutory requirements. The CPUC, however, provided the parties with the opportunity to supplement the evidentiary record to show why the estimated merger savings should be apportioned between ratepayers and shareholders. That filing was made on April 29, 1994. By making the filing, the effective date of the decision approving the merger was delayed. The Company and other interested parties have filed reports and comments pursuant to this proceeding. On October 5, 1995, the Governor of the State of California signed a law which clarifies the authority of the CPUC to allocate utility merger benefits between ratepayers and shareholders with not less than 50% going to the ratepayers.
The new law became effective January 1, 1996. A decision approving the merger under the terms of the amended legislation is expected during the second quarter of 1996.

The Company's principal line of business is providing communications services ranging from local telephone service for the home and office to highly complex voice and data services for industry. The Company provides local telephone service within its franchise area and intraLATA (Local Access Transport Area) toll service between the Company's facilities and the facilities of other telephone companies within the Company's LATAs. InterLATA service to other points in and out of the states in which the Company operates is provided through connection with interexchange (long distance) common carriers. These common carriers are charged fees (access charges) for interconnection to the Company's local facilities. Business and residential customers also pay access charges to connect to the local network to obtain long distance service. The Company earns other revenues by leasing interexchange plant facilities and providing such services as billing and collection and operator services to interexchange carriers. At December 31, 1995, the Company served 389,603 access lines in its service territories.

At December 31, 1995, the Company had 1,192 employees.

The Company has written agreements with the Communications Workers of America
(CWA) and the International Brotherhood of Electrical Workers (IBEW). The current agreements with the CWA and the IBEW units expire on September 6, 1996.

REGULATORY AND COMPETITIVE TRENDS

The Company is subject to regulation by the regulatory bodies of the states of California, Nevada and Arizona as to its intrastate business operations and by the Federal Communications Commission (FCC) as to its interstate operations.

Advances in technology, together with a number of regulatory, legislative and judicial actions, continue to accelerate and expand the level of competition and opportunities available to the Company. Presently, the Company is subject to competition from numerous sources, including competitive access providers
(CAPs) for network access services and specialized communications companies that have constructed new systems in certain markets to bypass the local-exchange network. In addition, competition from alternative local-exchange carriers (ALECs), interexchange carriers (IXCs), wireless and cable TV companies, as well as more recent entry by media and computer companies, is expected to increase in the rapidly changing telecommunications marketplace.

On February 8, 1996, the Telecommunications Act of 1996 (the Telecommunications
Act) became law. This comprehensive telecommunications reform legislation addresses a wide range of competitive and regulatory issues that will affect the future development of local and long distance services, cable television and information services. The Telecommunications Act overhauls 62 years of telecommunications law, replacing government regulation with competition as the chief way of assuring that telecommunications services are delivered to customers. The new law removes many of the statutory and court-ordered barriers to competition between segments of the industry, enabling local-exchange, long distance, wireless and cable companies to compete in offering voice, video and information services.

The Telecommunications Act requires the FCC and state commissions to set new guidelines to open local-exchange markets and to set new guidelines for interconnection, loosens restrictions barring local telephone companies from entering the cable television market, and preserves Universal Service while equalizing the responsibility for contribution among all carriers.

A key provision of the Telecommunications Act also eliminates the legal restraints of the GTE Consent Decree which has kept the Company from providing interLATA services. This action will simplify GTE's ability to market local intraLATA and interLATA service to its customers as a bundled service. In February 1996, GTE executed an agreement whereby WorldCom, Inc. will provide, on a non-exclusive basis, a full array of telecommunications services in support of GTE's entry into the interLATA long distance market. In March 1996, GTE, through a separate subsidiary, began offering long distance to its customers in selected markets. GTE plans to offer the service, marketed under the name GTE Easy Savings Plan(SM), in all 28 states where it currently offers local telephone service by December 1996.

The Telecommunications Act forbids states from imposing any barriers to entry into local and toll competition. Through 1995, local competition has been authorized in fifteen states, including California and Nevada. In addition, eight states, including Arizona, have concluded that intraLATA 1+ competition is in the public interest. These states have authorized plans that would allow customers to pre-subscribe to a specific carrier to handle their intraLATA toll calls. Pre-subscribed customers will simply dial "1" before the telephone number in order to complete intraLATA calls. The Telecommunications Act requires GTE to negotiate intraLATA dialing parity provisions with its competitors. In subsequent negotiations, GTE will address implementation of 1+ in those states which have not previously ordered implementation.

Federal and state regulatory activity directed toward changing the traditional cost-based, rate-of-return regulatory framework for intrastate and interstate telephone service has continued. Regulatory authorities have adopted various forms of alternative regulation, which provide economic incentives to telephone service providers to improve productivity and provide the foundation for implementing pricing flexibility necessary to address competitive entry into GTE markets.

On January 1, 1995, pursuant to an order issued by the California Public Utilities Commission (CPUC), competition in toll services (without customer pre-subscription) became effective in California. The order also provided for rate rebalancing with significant rate reductions for toll services and access charges while increasing basic local service rates closer to the actual cost of providing such service. Although this rate rebalancing was intended by the CPUC to be revenue neutral, the actual increase in volumes did not fully compensate for the toll and access rate reductions. As expected, revenues decreased by approximately $38 million in 1995 as a result of the implementation of this order.

For the provision of interstate access services, the Company operates under the terms of the FCC's price cap incentive plan. The "price cap" mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate of return which may be achieved. Under this approach, the maximum prices that the local-exchange carrier (LEC) may charge are increased or decreased each year by a price index based upon inflation less a predetermined productivity target. LECs have limited pricing flexibility provided they do not exceed the allowed price cap. The FCC is considering how the price cap plan should be modified in the future in order to adapt the system to the emergence of competition.



Further information regarding the Company's activities with the various regulatory agencies and revenue arrangements with other telephone companies is discussed in Note 11 of the Company's consolidated financial statements included in Item 8.


The Company continues to support greater competition in telecommunications, provided that, overall, the actions to eliminate existing legal and regulatory barriers benefit consumers by allowing an opportunity for all service providers to participate equally in a competitive marketplace under comparable conditions.

The Company intends to continue to respond aggressively to regulatory and legal developments that allow for increased competition and opportunities in the marketplace. The Company expects its financial results to benefit from reduced costs and the introduction of new products and services that will result in increased usage of its telephone networks. However, it is likely that such improvements will be offset, in part, by continued strategic pricing reductions and the effects of increased competition.


INITIATIVES

In 1995, the Company continued to position itself to respond aggressively to competitive developments and benefit from new opportunities.

Restructuring and Cost Control

During 1995, the Company continued the implementation of its $49 million re-engineering program. Since the program began in 1994, costs of $28.5 million have been charged to the restructuring reserve -- $17.3 million related to customer service processes, $8.1 million related to administrative processes and $3.1 million related to the consolidation of facilities and operations and other related costs. These costs were primarily associated with the closure and relocation of various centers, software enhancements and separation benefits associated with workforce reductions. The continued implementation of this program positions the Company to accelerate delivery of a full array of voice, video and data services and to reach its stated objective of being the easiest company to do business with in the industry.


ENVIRONMENTAL MATTERS

GTE maintains monitoring and compliance programs related to environmental matters. The Company's annual expenditures for environmental compliance have not been and are not expected to be material. Costs incurred include outlays required to keep existing operations in compliance with environmental regulations and an underground storage tank replacement program.

Item 2.  Properties

The Company's property consists principally of land, structures and equipment required to provide various telecommunications services. All of the aforementioned properties, located in the states of California, Nevada and Arizona, are generally in good operating condition and are adequate to satisfy the needs of the business. Substantially all of the Company's property is subject to the liens of its respective mortgages securing funded debt. From January 1, 1991 to December 31, 1995, the Company made capital expenditures of $283.2 million for new plant and facilities required to meet telecommunication service needs and to modernize plant and facilities. These additions were equal to 31% of gross plant of $915.3 million at December 31, 1995.

In response to recently enacted and pending legislation and the increasingly competitive environment, the Company discontinued the use of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71) in the fourth quarter of 1995.

In general, FAS 71 required the Company to depreciate its telephone plant and equipment over lives approved by regulators which, in many cases, extended beyond the assets' economic lives. FAS 71 also required the deferral of certain costs based upon approvals received from regulators to recover such costs in the future. As a result of these requirements, the recorded net book value of certain assets and liabilities, primarily telephone plant and equipment, were in many cases higher than that which would otherwise have been recorded based on their economic lives. See Note 2 to the Company's consolidated financial statements included elsewhere herein for further detail.


Item 3.  Legal Proceedings

There are no pending legal proceedings, either for or against the Company, which would have a material impact on the Company's consolidated financial statements.

PART II


Item 5.  Market for the Registrant's Common Equity and Related Shareholder
Matters

Market information is omitted since the Company's common stock is wholly-owned by GTE Corporation (GTE).

SHAREHOLDER SERVICES
The First National Bank of Boston, Transfer Agent and Registrar for GTE and the Company's common stock, should be contacted with any questions relating to shareholder accounts. This includes the following:

o        Account information
o        Dividends
o        Market prices
o        Transfer instructions
o        Statements and reports
o        Change of address

Shareholders may call toll-free at 1-800-225-5160 anytime, seven days a week. Customer Service Representatives are available Monday through Friday between the hours of 8 a.m. and 5 p.m. Eastern Time. Outside the United States call 1-617-575-2990.

Or write to:
         Bank of Boston
         c/o Boston EquiServe, L.P.
         P.O. Box 9121
         Mail Stop 52-02-60
         Boston, MA 02205-9121

For overnight delivery services, use the following address:
         Bank of Boston
         c/o Boston EquiServe, L.P.
         Blue Hills Office Park
         150 Royall Street
         Canton, MA 02021

The Bank of Boston address where shareholders, banks, and brokers may deliver certificates is One Exchange Place, 55 Broadway in New York City.

PARENT COMPANY ANNUAL REPORT
To obtain a copy of the 1995 annual report of our parent company or the annual Form 10-K filed with the Securities and Exchange Commission, call
1-800-225-5160.

INFORMATION VIA THE INTERNET
Internet World Wide Web users can access information on GTE through the following universal resource:
         http://www.gte.com

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Millions)

BUSINESS OPERATIONS

Contel of California, Inc. (the Company), a wholly-owned subsidiary of GTE Corporation (GTE), provides local-exchange, network access and toll services in the states of California, Nevada and Arizona. At December 31, 1995, the Company served 389,603 access lines in its service territories.

RESULTS OF OPERATIONS

                                                Years Ended December 31,
                                                ------------------------
                                                 1995              1994
                                                ------             -----
       Net income (loss)                        $(77.9)            $65.7


The net loss for 1995 includes an extraordinary after-tax charge of $127.6 for the discontinuance of Statement of Financial Accounting Standards No. 71 "Accounting for the Effects of Certain Types of Regulation" (FAS 71) in the fourth quarter of 1995. Excluding this charge, net income decreased 24% or $16 in 1995. The decrease is primarily due to the Implementation Rate Design (IRD) discussed below, partially offset by a one-time support payment of $31.9 from the California High Cost Fund received in December 1995, as discussed below.

On January 1, 1995, pursuant to an order issued by the California Public Utilities Commission (CPUC), competition in toll services (without customer pre-subscription) became effective in California. The order also provided for rate rebalancing with significant rate reductions for toll service and network access service while increasing basic local service rates closer to the actual cost of providing such service. Although this rate rebalancing was intended by the CPUC to be revenue neutral, the actual increase in volumes did not fully compensate for the toll and access rate reductions. Total revenues decreased approximately $38 in 1995 as a result of the implementation of this order.

REVENUES AND SALES

                                                Years Ended December 31,
                                                ------------------------
                                                 1995              1994
                                                ------            ------
       Local services                           $149.2            $ 97.3
       Network access services                   103.8             136.8
       Toll services                              61.9             108.0
       Other services and sales                   28.6              29.8
                                                ------            ------
          Total revenues and sales              $343.5            $371.9

Total revenues and sales decreased 8% or $28.4 in 1995.

Local service revenues are based on fees charged to customers for providing local-exchange service within designated franchise areas. Local service revenues increased 53% or $51.9 in 1995. This increase is primarily the result of a one-time support payment of $31.9 recorded in December 1995 from the California High Cost Fund, a fund established to subsidize rural providers for the costs of providing universal service, and $17.3 in rate increases associated with the IRD. This increase is also due to a 3% growth in access lines, which generated $2.4 of additional revenues.

Network access service revenues are based on fees charged to interexchange carriers that use the Company's local exchange network in providing long distance services. In addition, business and residential customers pay access fees to connect to the local network to obtain long distance service. Network access service revenues decreased 24% or $33 in 1995. This decrease is primarily the result of $24 in rate reductions associated with the previously mentioned IRD, $5.1 of lower revenues attributable to the interstate sharing requirements of the FCC price cap plan for the 1994-1995 tariff year and $3 of lower support payments received from the Universal Service Fund. These decreases are partially offset by a 10% increase in minutes of use, which generated $3.1 of additional revenues.

Toll service revenues are based on fees charged for service beyond a customer's local calling area but within the local access transport area (LATA). Toll service revenues decreased 43% or $46.1 in 1995. This decrease is primarily the result of $31.4 in rate reductions associated with the previously mentioned IRD and $8.1 of lower transitional support payments received from Pacific Bell as a result of the Company's exit from the California state intraLATA toll pool in 1994. Transitional support payments will continue through 1997 with increasingly lower payments in each of the years 1996 and 1997.

Other services and sales revenues decreased 4% or $1.2 in 1995. This decrease is primarily due to lower rent revenues of $0.7 due to the cancellation of interexchange carrier facility leases by AT&T Corp. in 1994.

OPERATING COSTS AND EXPENSES

                                                      Years Ended December 31,
                                                      ------------------------
                                                       1995              1994
                                                      ------            ------
       Cost of services and sales                     $121.8            $123.8
       Selling, general and administrative              55.7              60.3
       Depreciation and amortization                    69.5              64.6
                                                      ------            ------
          Total operating costs and expenses          $247.0            $248.7

Total operating costs and expenses decreased 1% or $1.7 in 1995. This decrease is primarily related to $10.7 of lower labor and benefits costs associated with the Company's re-engineering plan and a $2.1 decrease in end user uncollectibles. These decreases are partially offset by $7.4 in nonrecurring favorable settlement activities recorded in 1994 and a $4.9 increase in depreciation expenses, primarily related to increased gross plant balances.

OTHER EXPENSES

Income taxes were $35.8 and $46.1 for 1995 and 1994, respectively, reflecting a decrease of 22% or $10.3. This decrease is primarily related to the decrease in pre-tax income.


REGULATORY AND COMPETITIVE TRENDS

The Company is subject to regulation by the regulatory bodies of the states of California, Nevada and Arizona as to its intrastate business operations and by the Federal Communications Commission (FCC) as to its interstate operations.

Advances in technology, together with a number of regulatory, legislative and judicial actions, continue to accelerate and expand the level of competition and opportunities available to the Company. Presently, the Company is subject to competition from numerous sources, including competitive access providers
(CAPs) for network access services and specialized communications companies that have constructed new systems in certain markets to bypass the local-exchange network. In addition, competition from alternative local-exchange carriers (ALECs), interexchange carriers (IXCs), wireless and cable TV companies, as well as more recent entry by media and computer companies, is expected to increase in the rapidly changing telecommunications marketplace.

On February 8, 1996, the Telecommunications Act of 1996 (the Telecommunications
Act) became law. This comprehensive telecommunications reform legislation addresses a wide range of competitive and regulatory issues that will affect the future development of local and long distance services, cable television and information services. The Telecommunications Act overhauls 62 years of telecommunications law, replacing government regulation with competition as the chief way of assuring that telecommunications services are delivered to customers. The new law removes many of the statutory and court-ordered barriers to competition between segments of the industry, enabling local-exchange, long distance, wireless and cable companies to compete in offering voice, video and information services.

The Telecommunications Act requires the FCC and state commissions to set new guidelines to open local-exchange markets and to set new guidelines for interconnection, loosens restrictions barring local telephone companies from entering the cable television market, and preserves Universal Service while equalizing the responsibility for contribution among all carriers.

A key provision of the Telecommunications Act also eliminates the legal restraints of the GTE Consent Decree which has kept the Company from providing interLATA services. This action will simplify GTE's ability to market local intraLATA and interLATA service to its customers as a bundled service. In February 1996, GTE executed an agreement whereby WorldCom, Inc. will provide, on a non-exclusive basis, a full array of telecommunications services in support of GTE's entry into the interLATA long distance market. In March 1996, GTE, through a separate subsidiary, began offering long distance to its customers in selected markets. GTE plans to offer the service, marketed under the name GTE Easy Savings Plan(SM), in all 28 states where it currently offers local telephone service by December 1996.

The Telecommunications Act forbids states from imposing any barriers to entry into local and toll competition. Through 1995, local competition has been authorized in fifteen states, including California and Nevada. In addition, eight states, including Arizona, have concluded that intraLATA 1+ competition is in the public interest. These states have authorized plans that would allow customers to pre-subscribe to a specific carrier to handle their intraLATA toll calls. Pre-subscribed customers will simply dial "1" before the telephone number in order to complete intraLATA calls. The Telecommunications Act requires GTE to negotiate intraLATA dialing parity provisions with its competitors. In subsequent negotiations, GTE will address implementation of 1+ in those states which have not previously ordered implementation.

Federal and state regulatory activity directed toward changing the traditional cost-based, rate-of-return regulatory framework for intrastate and interstate telephone service has continued. Regulatory authorities have adopted various forms of alternative regulation, which provide economic incentives to telephone service providers to improve productivity and provide the foundation for implementing pricing flexibility necessary to address competitive entry into GTE markets.

On January 1, 1995, pursuant to an order issued by the California Public Utilities Commission (CPUC), competition in toll services (without customer pre-subscription) became effective in California. The order also provided for rate rebalancing with significant rate reductions for toll services and access charges while increasing basic local service rates closer to the actual cost of providing such service. Although this rate rebalancing was intended by the CPUC to be revenue neutral, the actual increase in volumes did not fully compensate for the toll and access rate reductions. As expected, revenues decreased by approximately $38 million in 1995 as a result of the implementation of this order.

For the provision of interstate access services, the Company operates under the terms of the FCC's price cap incentive plan. The "price cap" mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate of return which may be achieved. Under this approach, the maximum prices that the LEC may charge are increased or decreased each year by a price index based upon inflation less a predetermined productivity target. LECs have limited pricing flexibility provided they do not exceed the allowed price cap. The FCC is considering how the price cap plan should be modified in the future in order to adapt the system to the emergence of competition.


Further information regarding the Company's activities with the various regulatory agencies and revenue arrangements with other telephone companies is discussed in Note 11 of the Company's consolidated financial statements included in Item 8.


The Company continues to support greater competition in telecommunications, provided that, overall, the actions to eliminate existing legal and regulatory barriers benefit consumers by allowing an opportunity for all service providers to participate equally in a competitive marketplace under comparable conditions.

The Company intends to continue to respond aggressively to regulatory and legal developments that allow for increased competition and opportunities in the marketplace. The Company expects its financial results to benefit from reduced costs and the introduction of new products and services that will result in increased usage of its telephone networks. However, it is likely that such improvements will be offset, in part, by continued strategic pricing reductions and the effects of increased competition.


INITIATIVES

In 1995, the Company continued to position itself to respond aggressively to competitive developments and benefit from new opportunities.

Restructuring and Cost Control

During 1995, the Company continued the implementation of its $49 re-engineering program. Since the program began in 1994, costs of $28.5 have been charged to the restructuring reserve -- $17.3 related to customer service processes, $8.1 related to administrative processes and $3.1 related to the consolidation of facilities and operations and other related costs. These costs were primarily associated with the closure and relocation of various centers, software enhancements and separation benefits associated with workforce reductions. The continued implementation of this program positions the Company to accelerate delivery of a full array of voice, video and data services and to reach its stated objective of being the easiest company to do business with in the industry.


ENVIRONMENTAL MATTERS

GTE maintains monitoring and compliance programs related to environmental matters. The Company's annual expenditures for environmental compliance have not been and are not expected to be material. Costs incurred include outlays required to keep existing operations in compliance with environmental regulations and an underground storage tank replacement program.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121) in March 1995, which is effective January 1, 1996. FAS 121 requires that an impairment loss be recognized when circumstances indicate that the carrying amount of an asset may not be recoverable. Historically, the Company has used a methodology similar to FAS 121 in determining the amount of an impairment. Accordingly, the issuance of FAS 121 will not have a significant impact on the Company's consolidated financial statements.

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). As permitted by FAS 123, the Company will continue to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and adopt the disclosure requirements of FAS 123 beginning in 1996. Accordingly, the issuance of FAS 123 will not impact the Company's financial position or results of operations.


INFLATION

The Company's management generally does not believe inflation has a significant impact on the Company's earnings. However, increases in costs or expenses not otherwise offset by increases in revenues could have an adverse effect on earnings.

Item 8.   Financial Statements and Supplementary Data

Contel of California, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31                                               1995             1994             1993
-----------------------                                            ---------         --------         --------
                                                                            (Thousands of Dollars)
Revenues and sales:
  Local services                                                   $ 149,205         $ 97,349         $ 94,586

  Network access services                                            103,825          136,769          139,822
  Toll services                                                       61,854          108,008          124,780
  Other services and sales                                            28,599           29,798           31,779
                                                                   ---------         --------         --------
    Total revenues and sales                                         343,483          371,924          390,967
                                                                   ---------         --------         --------

Operating costs and expenses (a):
  Cost of services and sales                                         121,841          123,777          121,927
  Selling, general and administrative                                 55,663           60,323           58,448
  Depreciation and amortization                                       69,496           64,637           58,431
  Restructuring                                                           --               --           48,987
                                                                   ---------         --------         --------
    Total operating costs and expenses                               247,000          248,737          287,793
                                                                   ---------         --------         --------
Operating income                                                      96,483          123,187          103,174

Other expense:
  Interest - net                                                      10,913           11,321           10,708
                                                                   ---------         --------         --------
Income before income taxes                                            85,570          111,866           92,466
  Income taxes                                                        35,831           46,120           37,397
                                                                   ---------         --------         --------
Income before extraordinary charge                                    49,739           65,746           55,069
  Extraordinary charge                                             (127,620)               --               --
                                                                   ---------         --------         --------
Net income (loss)                                                  $(77,881)         $ 65,746         $ 55,069
                                                                   =========         ========         ========


(a) Includes billings from affiliates of $16,442, $13,929 and $14,305 for the years 1995-1993, respectively.





See Notes to Consolidated Financial Statements.

Contel of California, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS

December 31                                                                            1995             1994
-----------                                                                          --------         --------
                                                                                       (Thousands of Dollars)
ASSETS
Current assets:

  Cash and temporary investments                                                     $  2,139         $  2,244
  Receivables, less allowances of $4,895 and $3,523                                   120,872           75,579
  Inventories and supplies                                                                652            2,134
  Deferred income tax benefits                                                         18,432            6,793
  Other                                                                                   841              228
                                                                                     --------         --------
    Total current assets                                                              142,936           86,978
                                                                                     --------         --------
Property, plant and equipment, net                                                    280,157          524,215

Deferred income tax benefits and other assets                                          16,331           39,883
                                                                                     --------         --------
Total assets                                                                         $439,424         $651,076
                                                                                     ========         ========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Notes payable to affiliates                                                        $ 51,838         $ 67,703
  Accounts payable                                                                     32,318           26,825
  Affiliate payables and accruals                                                       3,173            6,341
  Advanced billings and customer deposits                                               5,633            4,069
  Taxes payable                                                                        21,943            6,814
  Accrued interest                                                                      2,389            2,697
  Accrued payroll costs                                                                 9,369            7,280
  Dividends payable                                                                        --           15,261
  Accrued restructuring costs                                                          20,455           12,730
  Other                                                                                21,986           13,509
                                                                                     --------         --------
    Total current liabilities                                                         169,104          163,229
                                                                                     --------         --------
Non-current liabilities:
  Long-term debt                                                                       90,000           90,000
  Deferred income taxes and investment tax credits                                      5,781          108,402
  Employee benefit obligations                                                         60,516           57,564
  Restructuring costs                                                                      --            9,580
  Other liabilities                                                                     5,828            5,562
                                                                                     --------         --------
    Total non-current liabilities                                                     162,125          271,108
                                                                                     --------         --------
Shareholder's equity:
  Common stock (2,503,667 shares issued)                                               12,518           12,518
  Additional paid-in capital                                                           78,917           78,917
  Retained earnings                                                                    16,760          125,304
                                                                                     --------         --------
    Total shareholder's equity                                                        108,195          216,739
                                                                                     --------         --------
Total liabilities and shareholder's equity                                           $439,424         $651,076
                                                                                     ========         ========




See Notes to Consolidated Financial Statements.

Contel of California, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS


Years Ended December 31                                               1995             1994             1993
-----------------------                                             --------         --------         --------
                                                                              (Thousands of Dollars)
Operations:
  Income before extraordinary charge                                $ 49,739         $ 65,746         $ 55,069
  Adjustments to reconcile income before extraordinary
    charge to net cash from operations:
    Depreciation and amortization                                     69,496           64,637           58,431
    Deferred income taxes                                            (3,447)           24,767         (19,678)
    Restructuring costs                                                   --               --           48,987
    Provision for uncollectible accounts                               5,072            4,788            6,479
    Change in current assets and current liabilities:
      Receivables - net                                             (50,365)            1,725         (24,129)
      Other current assets                                               869              654              348
      Accrued taxes and interest                                      14,821         (27,871)         (28,443)
      Other current liabilities                                       12,828         (44,982)         (11,132)
    Other - net                                                        1,854           36,116           51,704
                                                                    --------         --------         --------
    Net cash from operations                                         100,867          125,580          137,636
                                                                    --------         --------         --------
Investing:
Capital expenditures                                                (39,183)         (52,317)         (60,400)
                                                                    --------         --------         --------
    Cash used in investing                                          (39,183)         (52,317)         (60,400)
                                                                    --------         --------         --------
Financing:
Long-term debt and preferred stock retired                                --          (8,010)         (27,630)
Dividends                                                           (45,924)         (61,906)         (91,519)
Net change in affiliate notes                                       (15,865)          (1,171)           40,504
                                                                    --------         --------         --------
    Net cash used in financing                                      (61,789)         (71,087)         (78,645)
                                                                    --------         --------         --------

Increase (decrease) in cash and temporary investments                  (105)            2,176          (1,409)

Cash and temporary investments:
  Beginning of year                                                    2,244               68            1,477
                                                                    --------         --------         --------
  End of year                                                       $  2,139         $  2,244         $     68
                                                                    ========         ========         ========
Cash paid during the year for:
  Interest                                                          $ 11,685         $ 11,999         $ 12,370
  Income taxes                                                        22,823           49,129           70,895



See Notes to Consolidated Financial Statements.

Contel of California, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY


                                                                          Additional
                                                              Common       Paid-In     Retained
                                                              Stock        Capital     Earnings        Total
                                                              -------     ----------   ---------     ---------
                                                                          (Thousands of Dollars)
Shareholder's equity, December 31, 1992                       $12,518       $78,917    $ 146,075     $ 237,510
Net income                                                                                55,069        55,069
Dividends declared                                                                     (106,572)     (106,572)
                                                              -------       -------    ---------     ---------
Shareholder's equity, December 31, 1993                        12,518        78,917       94,572       186,007

Net income                                                                                65,746        65,746
Dividends declared                                                                      (35,014)      (35,014)
                                                              -------       -------    ---------     ---------
Shareholder's equity, December 31, 1994                        12,518        78,917      125,304       216,739

Net loss                                                                                (77,881)      (77,881)
Dividends declared                                                                      (30,663)      (30,663)
                                                              -------       -------    ---------     ---------
Shareholder's equity, December 31, 1995                       $12,518       $78,917    $  16,760     $ 108,195
                                                              =======       =======    =========     =========





See Notes to Consolidated Financial Statements.

Contel of California, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Contel of California, Inc. (the Company) provides a wide variety of communications services ranging from local telephone service for the home and office to highly complex voice and data services for various industries. At December 31, 1995, the Company served 389,603 access lines in the states of California, Nevada and Arizona. The Company is a wholly-owned subsidiary of GTE Corporation (GTE).

BASIS OF PRESENTATION

The Company prepares its consolidated financial statements in accordance with generally accepted accounting principles which require that management make estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Contel Advanced Systems, Inc. All significant intercompany transactions have been eliminated.

The Company discontinued applying the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71), in the fourth quarter of 1995 (see Note 2). The 1995 financial presentation reflects account classifications consistent with unregulated enterprises operating in a competitive environment. Specifically, uncollectible revenue accounts have been reclassified from revenues and sales to selling, general and administrative expenses. Reclassifications of prior-year data have been made, where appropriate, to conform to the 1995 presentation.

TRANSACTIONS WITH AFFILIATES

Certain affiliated companies, which are not subsidiaries of the Company, supply construction and maintenance equipment, supplies and electronic repair services to the Company. These purchases and services amounted to $9.8 million, $11.5 million and $11.7 million for the years 1995-1993, respectively. Such purchases and services are recorded in the accounts of the Company at cost which includes a normal profit realized by the affiliates.

The Company is billed for data processing services and equipment rentals, and receives management, consulting, research and development and pension management services from other affiliated companies. These charges amounted to $16.4 million, $13.9 million and $14.3 million for the years 1995-1993, respectively. The amounts charged for these affiliated transactions are based on a proportional cost allocation method.

The Company's consolidated financial statements include allocated expenses based on the sharing of certain executive, administrative, financial, accounting, marketing, personnel, engineering and other support services being performed at consolidated work centers among the domestic GTE Telephone Operating Companies. The amounts charged for these affiliated transations are based on a proportional cost allocation method as filed with the Federal Communications Commission (FCC).

TELEPHONE PLANT

The Company has historically provided for depreciation on a straight-line basis over asset lives approved by regulators. Beginning in 1996, the Company will provide for depreciation on a straight-line basis over the estimated economic
lives of its assets (see Note 2).   Maintenance and repairs are charged to
income as incurred.  Additions to,
replacements and renewals of property are charged to telephone plant accounts. Property retirements are charged in total to the accumulated depreciation account. No adjustment to depreciation is made at the time properties are retired or otherwise disposed of, except in the case of significant sales or extraordinary retirements of property where profit or loss is recognized.

REVENUE RECOGNITION

Revenues are recognized when earned. This is generally based on usage of the Company's local-exchange networks or facilities. For other products and services, revenues are generally recognized when services are rendered or products are delivered to customers.

INVENTORIES AND SUPPLIES

Inventories and supplies are stated at the lower of cost, determined principally by the average cost method, or net realizable value.

EMPLOYEE BENEFIT PLANS

Pension and postretirement health care and life insurance benefits earned during the year as well as interest on accumulated benefit obligations are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive benefits. Material curtailment/settlement gains and losses associated with employee separations are recognized in the period in which they occur.

The Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (FAS 112), effective January 1, 1993. FAS 112 requires employers to accrue the future cost of benefits provided to former or inactive employees and their dependents after employment but before retirement. Previously, the cost of these benefits was charged to expense as paid. The impact of this change in accounting on the Company's results of operations was immaterial.

INCOME TAXES

The Company's results are included in GTE's consolidated federal income tax return. The Company participates in a tax- sharing agreement with GTE and remits tax payments to GTE based on its tax liability on a separate company basis.

Deferred tax assets and liabilities are established for temporary differences between financial and tax reporting bases and are subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established for any deferred tax asset for which realization is not likely.

COMPUTER SOFTWARE

The cost of computer software for internal use, except initial operating system software, is charged to expense as incurred. Initial operating system software is capitalized and amortized over the life of the related hardware.

CASH AND TEMPORARY INVESTMENTS

Cash and temporary investments include investments in short-term, highly liquid securities, which have maturities when purchased of three months or less.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121) in March 1995, which is effective January 1, 1996. FAS 121 requires that an impairment loss be recognized when circumstances indicate that the carrying amount of an asset may not be recoverable. Historically, the Company has used a methodology similar to FAS 121 in determining the amount of an impairment. Accordingly, the issuance of FAS 121 will not have a significant impact on the Company's consolidated financial statements.

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). As permitted by FAS 123, the Company will continue to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and adopt the disclosure requirements of FAS 123 beginning in 1996. Accordingly, the issuance of FAS 123 will not impact the Company's financial position or results of operations.


2.  EXTRAORDINARY CHARGE


In response to recently enacted and pending legislation (see Note 11) and the increasingly competitive environment, the Company discontinued the use of FAS 71 in the fourth quarter of 1995.


In general, FAS 71 required the Company to depreciate its telephone plant and equipment over lives approved by regulators which, in many cases, extended beyond the assets' economic lives. FAS 71 also required the deferral of certain costs based upon approvals received from regulators to recover such costs in the future. As a result of these requirements, the recorded net book value of certain assets and liabilities, primarily telephone plant and equipment, were in many cases higher than that which would otherwise have been recorded based on their economic lives.

As a result of the decision to discontinue FAS 71, the Company recorded a non-cash, after-tax extraordinary charge of $127.6 million (net of tax benefits of $87.8 million) in the fourth quarter of 1995. The charge primarily represents a reduction in the net book value of telephone plant and equipment through an increase in accumulated depreciation. The amount of the charge was based on an analysis of the discounted cash flows expected to be generated by the embedded telephone plant and equipment over their remaining economic lives. In addition to the one-time charge, the Company, beginning in 1996, will shorten the depreciable lives of its telephone plant and equipment as follows as a result of the discontinuance of FAS 71:

                                                   Depreciable Lives
                                             -----------------------------
                                             Average
         Asset Category                      Before                  After
         --------------                      -------                 -----
         Copper                               20-30                   15
         Switching                            17-19                   10
         Circuit                              11-13                   8
         Fiber                                25-30                   20

3.  RESTRUCTURING COSTS


Results for 1993 include one-time pre-tax restructuring costs of $49 million, which reduced net income by $30.2 million, primarily for incremental costs related to implementation of the Company's three-year re-engineering plan. The re-engineering plan will redesign and streamline processes to improve customer-responsiveness and product quality, reduce the time necessary to introduce new products and services and further reduce costs. The implementation of the plan is expected to result in costs of $33.8 million to re-engineer customer service processes and $12.1 million to re-engineer administrative processes. The restructuring costs also include $3.1 million primarily for the consolidation of facilities and operations and other related costs. Implementation of the re-engineering plan began during 1994 and is expected to be substantially completed by the end of 1996.


Costs of $28.5 million have been incurred since the plan's inception including $17.3 million related to customer service processes, $8.1 million related to administrative processes and $3.1 million related to the consolidation of facilities and operations and other related costs. These expenditures were primarily associated with the closure and relocation of various service centers, software enhancements and separation benefits related to employee reductions.

During 1993, the Company offered various voluntary separation programs to its employees. These programs resulted in a pre-tax charge of $3 million which reduced 1993 net income by $1.8 million.


4. PREFERRED STOCK


On March 1, 1994, the Company redeemed all outstanding shares of preferred stock with cash from operations.


5. COMMON STOCK


The authorized common stock of the Company at December 31, 1995 and 1994 consisted of 3,000,000 shares with a par value of $5 per share. All outstanding shares of common stock are held by the Parent Company.

There were no shares of common stock held by or for the account of the Company and no shares were reserved for officers and employees, or for options, warrants, conversions or other rights.

At December 31, 1995, all retained earnings were restricted as to the payment of cash dividends on common stock under the most restrictive terms of the Company's indentures. In addition, as a result of the discontinuance of FAS 71 discussed in Note 2, the Company is currently restricted from making a full payment of cash dividends on common stock.

6.  DEBT


Long-term debt as of December 31 was as follows:

                                                                 1995                1994
                                                                -------             -------
                                                                  (Thousands of Dollars)
First mortgage bonds:
    7.625  % Series J,  due 1997                                $10,000             $10,000
    9.45   % Series V,  due 1997                                 10,000              10,000
    9.41   % Series W,  maturing through 2014                    40,000              40,000
    9.44   % Series X,  due 2015                                 30,000              30,000
                                                                -------             -------
  Total                                                          90,000              90,000

Less:  current maturities of long-term debt                          --                  --
                                                                -------             -------
  Total long-term debt                                          $90,000             $90,000
                                                                =======             =======

During 1994, the Company retired $2.8 million of 9.25% First Mortgage Bonds due 2001 and $3 million of 8.75% Sinking Fund Debentures.

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

Estimated payments of long-term debt during the next five years aggregate to $22.5 million.


The Company finances part of its construction program through the use of short-term notes payable to affiliates which are generally refinanced at a later date by issues of long-term debt or equity. During 1995, the Company supplemented its internal generation of cash with funds borrowed from GTE. These arrangements require payment of interest based on prevailing commercial paper rates. As of December 31, 1995 and 1994, the short-term notes payable with GTE were $51.8 million and $67.7 million, respectively, with average interest rates of 6.1% and 3.3%.




7.  FINANCIAL INSTRUMENTS


The fair values of financial instruments, other than long-term debt, closely approximate their carrying value. As of December 31, 1995 and 1994, the estimated fair value of long-term debt based on either reference to quoted market prices or an option pricing model, exceeded the carrying value by approximately $15 million and $4 million, respectively.

8.  INCOME TAXES


The income tax provision is as follows:

                                                                      1995             1994             1993
                                                                    --------         --------         --------
                                                                              (Thousands of Dollars)
Current:
  Federal                                                           $ 29,677         $ 16,621         $ 46,368
  State                                                                9,601            4,732           12,442
                                                                    --------         --------         --------
                                                                      39,278           21,353           58,810
                                                                    --------         --------         --------
Deferred:
  Federal                                                            (1,702)           20,919         (14,218)
  State                                                                 (59)            5,612          (5,343)
                                                                    --------         --------         --------
                                                                     (1,761)           26,531         (19,561)
                                                                    --------         --------         --------

Amortization of deferred investment tax credits                      (1,686)          (1,764)          (1,852)
                                                                    --------         --------         --------
    Total                                                           $ 35,831         $ 46,120         $ 37,397
                                                                    ========         ========         ========


A reconciliation between taxes computed by applying the statutory federal income tax rate to pre-tax income and income taxes provided in the consolidated statements of income is as follows:

                                                                      1995             1994             1993
                                                                    --------         --------         --------
                                                                               (Thousands of Dollars)
Amounts computed at statutory rates                                 $ 29,950         $ 39,153         $ 32,363
  State income taxes, net of federal income tax benefits               6,202            6,724            4,615
  Amortization of deferred investment tax credits                    (1,686)          (1,764)          (1,852)
  Depreciation of telephone plant construction costs
    previously deducted for tax purposes - net                         2,047            2,189            1,822
  Rate differentials applied to reversing temporary                    (692)            (932)            (453)
    differences
  Other differences - net                                                 10              750              902
                                                                    --------         --------         --------
Total provision                                                     $ 35,831         $ 46,120         $ 37,397
                                                                    ========         ========         ========

The tax effects of temporary differences that give rise to the deferred income tax benefits and deferred income tax liabilities at December 31 are as follows:

                                                                                      1995             1994
                                                                                    ---------        ---------
                                                                                      (Thousands of Dollars)
Depreciation and amortization                                                       $   3,300        $ 129,401
Employee benefit obligations                                                         (15,124)         (14,659)
Prepaid pension costs                                                                 (5,183)          (2,816)
Restructuring costs                                                                   (8,339)          (9,094)
Investment tax credits                                                                  5,782            8,695
Other - net                                                                           (9,282)          (9,918)
                                                                                    ---------        ---------
    Total                                                                           $(28,846)        $ 101,609
                                                                                    =========        =========

9.  EMPLOYEE BENEFIT PLANS


RETIREMENT PLANS

The Company sponsors noncontributory defined benefit pension plans covering substantially all employees. The benefits to be paid under these plans are generally based on years of credited service and average final earnings. The Company's funding policy, subject to the minimum funding requirements of U.S. employee benefit and tax laws, is to contribute such amounts as are determined on an actuarial basis to provide the plans with assets sufficient to meet the benefit obligations of the plans. The assets of the plans consist primarily of corporate equities, government securities and fixed income investments.

The components of the net pension (credit) expense for 1995-1993 were as follows:

                                                                      1995             1994             1993
                                                                    --------         --------         --------
                                                                               (Thousands of Dollars)
Benefits earned during the year                                     $  2,143         $  4,325         $  4,238
Interest cost on projected benefit obligations                        13,782           10,770           10,839
Return on plan assets:
  Actual                                                            (31,238)              489         (27,181)
  Deferred                                                            15,920         (15,482)           13,990
Other - net                                                            (781)          (2,168)          (1,525)
                                                                    --------         --------         --------
  Net pension (credit) expense                                      $  (174)         $(2,066)         $    361
                                                                    ========         ========         ========


The expected long-term rate of return on plan assets was 8.5% for 1995 and 1994, and 8.25% for 1993.

The funded status of the plans and the pension liability at December 31 were as follows:

                                                                                       1995             1994
                                                                                    ---------        ---------
                                                                                      (Thousands of Dollars)
Vested benefit obligations                                                          $ 103,006        $ 143,683
                                                                                    =========        =========

Accumulated benefit obligations                                                     $ 114,666        $ 155,290
                                                                                    =========        =========

Plan assets at fair value                                                           $ 166,053        $ 205,743
Less: projected benefit obligations                                                   133,577          181,918
                                                                                    ---------        ---------
Excess of assets over projected benefit obligations                                    32,476           23,825
Unrecognized net transition asset                                                     (1,079)          (1,931)
Unrecognized net gain                                                                (45,450)         (36,321)
                                                                                    ---------        ---------
  Total - net                                                                       $(14,053)        $(14,427)
                                                                                    =========        =========

Assumptions used to develop the projected benefit obligations at December 31 were as follows:

                                                                                        1995             1994
                                                                                        ----             ----
Discount rate                                                                           7.50%            8.25%
Rate of compensation increase                                                           5.25%            5.50%

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS 106). FAS 106 requires that the expected costs of these benefits be charged to expense during the years that the employees render service. The Company elected to adopt FAS 106 on the delayed recognition method and commencing January 1, 1993, began amortizing the estimated unrecorded accumulated postretirement benefit obligation over twenty years. Prior to the adoption of FAS 106, the cost of these benefits was charged to expense as paid.

Substantially all of the Company's employees are covered under postretirement health care and life insurance benefit plans. The health care benefits paid under the plans are generally based on comprehensive hospital, medical and surgical benefit provisions. The Company funds amounts for postretirement benefits as deemed appropriate from time to time.

The postretirement benefit cost for 1995-1993 included the following components:

                                                                      1995             1994             1993
                                                                     -------          -------          -------
                                                                               (Thousands of Dollars)
Benefits earned during the year                                      $   938          $ 1,532          $ 2,153
Interest cost on accumulated postretirement benefit                    8,748            7,577            8,372
  obligations
Actual return on plan assets                                         (3,090)              593               --
Amortization of transition obligation                                  3,315            4,003            4,622
Other - net                                                            1,102          (4,871)               --
                                                                     -------          -------          -------
  Total - net                                                        $11,013          $ 8,834          $15,147
                                                                     =======          =======          =======


The following table sets forth the plans' funded status and the accrued postretirement benefit obligations as of December 31:

                                                                                       1995             1994
                                                                                     --------         --------
                                                                                       (Thousands of Dollars)
Accumulated postretirement benefit obligations attributable to:
  Retirees                                                                           $ 94,670         $105,165
  Fully eligible active plan participants                                               3,338            6,225
  Other active plan participants                                                       17,142           10,802
                                                                                     --------         --------
Total accumulated postretirement benefit obligations                                  115,150          122,192
Less: fair value of plan assets                                                        27,509           19,111
                                                                                     --------         --------
Excess of accumulated obligations over plan assets                                     87,641          103,081
Unrecognized transition obligation                                                   (55,149)         (59,675)
Unrecognized net gain (loss)                                                            9,591          (4,683)
                                                                                     --------         --------
  Total                                                                              $ 42,083         $ 38,723
                                                                                     ========         ========

The assumed discount rates used to measure the accumulated postretirement benefit obligations were 7.5% at December 31, 1995 and 8.25% at December 31, 1994. The assumed health care cost trend rates in 1995 and 1994 were 11% and 12%, respectively, for pre-65 participants and 8.5% and 9.0%, respectively, for post-65 retirees, each rate declining on a graduated basis to an ultimate rate in the year 2004 of 6%. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased 1995 costs by $0.8 million and the accumulated postretirement benefit obligations at December 31, 1995 by $9.3 million.

During 1993, the Company made certain changes to its postretirement health care and life insurance benefits for non-union employees retiring on or after January 1, 1995. These changes include, among others, newly established limits to the Company's annual contribution to postretirement medical costs and a revised cost sharing schedule based on a retiree's years of service.

SAVINGS PLANS


The Company sponsors employee savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under the plans, the Company provides matching contributions in GTE Common Stock based on qualified employee contributions. Matching contributions charged to income were $0.7 million in each of the years 1995-1993.




10.  PROPERTY, PLANT AND EQUIPMENT


The Company's property, plant and equipment is summarized as follows at December 31:

                                                                                     1995               1994
                                                                                   --------           --------
                                                                                      (Thousands of Dollars)
Land                                                                               $  4,046           $  4,043
Buildings                                                                            50,197             49,863
Plant and equipment                                                                 804,958            796,047
Other                                                                                56,090             59,273
                                                                                   --------           --------
  Total                                                                             915,291            909,226
  Accumulated depreciation (see Note 2)                                             635,134            385,011
                                                                                   --------           --------
  Total property, plant and equipment - net                                        $280,157           $524,215
                                                                                   ========           ========

Depreciation provisions in 1995-1993 were equivalent to a composite annual percentage of 7.6%, 7.3% and 6.9%, respectively.

11.  REGULATORY AND COMPETITIVE MATTERS


The Company's intrastate business is regulated by the state regulatory commissions in California, Nevada and Arizona. The Company is subject to regulation by the Federal Communications Commission (FCC) for its interstate business operations.

INTRASTATE SERVICES

The Company provides local-exchange services to customers within its designated franchise area. The Company provides toll services within designated geographic areas called Local Access and Transport Areas (LATAs) under agreements with connecting local-exchange carriers (LECs) in conformity with state regulatory orders. The Company also provides long distance access services directly to interexchange carriers (IXCs) and other customers who provide service between LATAs.

New Regulatory Framework (NRF)

Effective January 1, 1990 the California Public Utilities Commission (CPUC) adopted the NRF for GTE in Phase II of the Alternative Regulatory Proceeding. The new framework replaced the traditional "rate case" process with a framework that centers around a Price Cap Index (PCI) mechanism with "sharing" of intrastate earnings (those earnings subject to CPUC regulation) above a benchmark rate of return. This plan is designed to stimulate productivity and efficiencies with a portion of these gains flowing directly to the customer. During 1993, the CPUC approved a NRF settlement agreement allowing GTE California Incorporated (GTE California) to retain 100% of any earnings up to 15.5% beginning in 1994. Under its prior agreement, GTE California was required to share 50% of any earnings over a 13% rate of return and refund 100% of any earnings over 16.5%. A policy order issued by the CPUC on July 24, 1991, urged the Company to adopt the NRF for the Company's operations to be effective no later than January 1, 1994. The Company has requested that it be allowed to adopt GTE California's NRF.

Under the NRF, rates are adjusted annually by the PCI, which is based on inflation minus a productivity improvement factor. Rates for partially competitive services (i.e. Centrex and custom calling features) may be priced below the price cap within a range set by the CPUC. Rates are also adjusted for exogenous events that are beyond the control of management as defined in
this plan.   Fully competitive services (e.g., directory advertising) are not subject to pricing limits set by the CPUC.

Several regulatory proceedings are underway in California to determine terms and conditions for unbundling of GTE's network, to consider additional pricing flexibility under the CPUC's NRF, to modify the NRF to reflect the new competitive marketplace, to institute intraLATA 1+ dialing parity provisions and to establish final rules and obligations for Universal Service funding.

Implementation Rate Design (IRD)


In September 1994, the CPUC issued a final order that authorized intraLATA toll competition (without customer pre-subscription) in California, effective
January 1, 1995, associated with the IRD. The final order also provides for rate rebalancing with significant rate reductions for toll service and access charges while increasing basic local-exchange rates closer to the actual cost of providing such service. Although this rate rebalancing was intended by the CPUC to be revenue neutral, the actual increase in volumes did not fully compensate for the toll and access rate reductions. The decision did not permit rate increases to compensate for competitive losses of market share. Toll revenues decreased approximately $38 million in 1995 as a result of the implementation of this order.


In compliance with CPUC decision D.94-09-065 (IRD), the Company filed a general rate case on December 6, 1995. The Company proposes to recover $45.3 million of revenue requirement from a combination of increases to basic exchange rates and universal high cost fund which is currently under review by the CPUC.

Competition

In December 1994, the CPUC issued a decision which adopted an initial procedural plan to facilitate opening local-exchange telecommunications markets to competition by January 1, 1997. On April 26, 1995, the CPUC issued a formal rulemaking proceeding and investigation as a procedural vehicle to develop and adopt rules for local competition. The rulemaking document contained proposed interim rules which authorized competitive LECs to seek authority to offer local-exchange services beginning in June 1995. The parties filed comments on the proposed rules on May 24, 1995. The Company's comments asserted the need for evidentiary hearings to address critical issues such as regulatory parity and interconnection prior to the authorization of local competition. On July 19, 1995, the CPUC issued interim Universal Service rules and obligations as a precursor to local competition. The CPUC is expected to adopt final Universal Service rules and obligations by July 1996.

On July 24, 1995, the CPUC issued interim rules for local competition which permit facilities-based local competition in Pacific Bell and GTE California franchised service areas effective January 1, 1996, with resale authority granted two months later. The CPUC reiterated its goal of opening the service areas of small and mid-sized LECs, including the Company's service areas, to full competition, effective January 1, 1997. Local competition in the Company's service areas could occur earlier depending on the final effective date of the pending merger discussed below.

Merger

In March 1991, the merger of Contel Corporation (Contel) and GTE was consummated. In an interim decision issued on March 13, 1991, the CPUC approved a stipulation agreement which tentatively approved the merger of GTE and Contel. The interim decision also established a second phase of the proceeding in which GTE was directed to show that the merger meets certain California statutory requirements. GTE was also ordered to submit a plan for the merger of any of the Contel and GTE regulated California subsidiaries. On September 14, 1992, the Company and GTE California joined with GTE and Contel and filed a comprehensive plan with the CPUC to merge the Company into GTE California.

On April 20, 1994, the CPUC issued a decision giving final approval to the merger of the Company into GTE California. The decision requires the merging companies to flow through to their ratepayers all of the estimated savings that would be produced from the merger. This flow through requirement is based on the CPUC's interpretation of certain statutory requirements. The CPUC, however, provided the parties with the opportunity to supplement the evidentiary record to show why the estimated merger savings should be apportioned between ratepayers and shareholders. That filing was made on April 29, 1994. By making the filing, the effective date of the decision approving the merger was delayed. The Company and other interested parties have filed reports and comments pursuant to this proceeding. On October 5, 1995, the Governor of the State of California signed a law which clarifies the authority of the CPUC to allocate utility merger benefits between ratepayers and shareholders with not less than 50% going to the ratepayers. The new law became effective January 1, 1996. A decision approving the merger under the terms of the amended legislation is expected during the second quarter of 1996.

In addition, merger applications were filed with the Arizona Corporation Commission (ACC) on October 4, 1993 and the Nevada Public Service Commission
(NPSC) on April 2, 1993. These applications were approved during 1994 but were made subject to final approval in California. The Company currently anticipates, subject to receipt of the final approval from the CPUC, that the merger will be consummated in the second half of 1996.

INTERSTATE SERVICES

For the provision of interstate services, the Company operates under the terms of the FCC's price cap incentive plan. The "price cap" mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate of return which may be achieved. Under this approach, the maximum price that the LEC may charge is increased or decreased each year by a price index based upon inflation less a predetermined productivity target. LECs may, within certain ranges, price individual services above or below the overall cap.

In March 1995, the FCC adopted interim rules to be utilized by LECs, including the Company, for their 1995 Annual Price Cap Filing. The interim rules allowed LECs to select from three productivity/sharing options for each tariff entity. Each of the three options reflected an increase to the 3.3% productivity factor used since 1991. The Company selected a 5.3% productivity factor, with no sharing required, in each of its tariff entities for use in the 1995-1996 tariff year. Under the interim rules, the Company filed tariffs to reduce rates by $1.5 million annually, effective August 1, 1995. On September 20, 1995, the FCC released its proposed rulemaking proceeding on price caps which proposes specific changes to reflect and encourage emerging competition in local and access services markets and to establish the path towards decreased regulation of LECs' services. On September 27, 1995, the FCC solicited comments on a number of specific issues regarding methods for establishing the price caps, such as productivity measurements, sharing, the common line formula and exogenous costs. The Company anticipates the FCC will issue an order prior to the July 1996 annual filing.

On February 8, 1996, the Telecommunications Act of 1996 (the Telecommunications
Act) became law. This comprehensive telecommunications reform legislation addresses a wide range of competitive and regulatory issues that will affect the future development of local and long distance services, cable television and information services. The Telecommunications Act overhauls 62 years of telecommunications law, replacing government regulation with competition as the chief way of assuring that telecommunications services are delivered to customers. The new law removes many of the statutory and court-ordered barriers to competition between segments of the industry, enabling local-exchange, long distance, wireless and cable companies to compete in offering voice, video and information services.

The Telecommunications Act requires the FCC and state commissions to set new guidelines to open local-exchange markets and to set new guidelines for interconnection, loosens restrictions barring local telephone companies from entering the cable television market, and preserves Universal Service while equalizing the responsibility for contribution among all carriers.

A key provision of the Telecommunications Act also eliminates the legal restraints of the GTE Consent Decree which has kept the Company from providing interLATA services. This action will simplify GTE's ability to market local intraLATA and interLATA service to its customers as a bundled service. In February 1996, GTE executed an agreement whereby WorldCom, Inc. will provide, on a non-exclusive basis, a full array of telecommunications services in support of GTE's entry into the interLATA long distance market. In March 1996, GTE, through a separate subsidiary, began offering long distance to its customers in selected markets. GTE plans to offer the service, marketed under the name GTE Easy Savings Plan(SM), in all 28 states where it currently offers local telephone service by December 1996.

SIGNIFICANT CUSTOMER


Revenues received from AT&T Corp. include amounts for access, billing and collection and interexchange leased facilities during the years 1995-1993 under various arrangements and amounted to $39.3 million, $50.2 million and $33 million, respectively.

12.  COMMITMENTS AND CONTINGENCIES


The Company has noncancelable leases covering certain buildings, office space and equipment. Rental expense was $4.5 million, $3.5 million and $3.2 million in 1995-1993, respectively. Minimum rental commitments for noncancelable leases through 2000 do not exceed $0.1 million annually and aggregate $0.1 million thereafter.

The Company is subject to a number of proceedings arising out of the conduct of its business, including those relating to regulatory actions, commercial transactions and/or environmental, safety and health matters. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the results of operations or the financial position of the Company.

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Contel of California, Inc.:

We have audited the accompanying consolidated balance sheets of Contel of California, Inc. (a California corporation) and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Contel of California, Inc. and subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 1995 the Company discontinued applying the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation".


Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting schedule listed under Item 14 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. The supporting schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                        ARTHUR ANDERSEN LLP


Dallas, Texas
January 24, 1996

MANAGEMENT REPORT


To Our Shareholder:

The management of the Company is responsible for the integrity and objectivity of the financial and operating information contained in this Annual Report on Form 10-K, including the consolidated financial statements covered by the Report of Independent Public Accountants. These statements were prepared in conformity with generally accepted accounting principles and include amounts that are based on the best estimates and judgments of management.

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




JAMES F. MILES
President




MICHAEL W. BOLLINGER
Assistant Vice President - Controller

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART IV


Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)     (1)     Financial Statements - See Contel of California, Inc.'s
                consolidated financial statements and report of independent accountants thereon in the Financial Statements section included elsewhere herein.

        (2) Financial Statement Schedules - Schedules supporting the financial statements for the years ended December 31, 1995-1993 (as required):

                II - Valuation and Qualifying Accounts

        Note: Schedules other than the one listed above are omitted as not applicable, not required, or the information is included in the financial statements or notes thereto.

        (3)     Exhibits - Included in this report or incorporated by reference.

                2.1* Agreement of Merger, dated September 10, 1992 between GTE California Incorporated and Contel of California, Inc. (Exhibit 2.1 of the 1993 Form 10-K. File No. 0-1245)

                3* Articles of Incorporation and Bylaws (incorporated by reference from the Registration Statement of the Company, File No. 2-52487, effective January 14,
                         1975)

                10 Material Contracts - Agreements Between GTE and Certain Executive Officers

                27       Financial Data Schedule

(b)     Reports on Form 8-K

        On November 13, 1995, the Company filed a report on Form 8-K dated
        November 9, 1995, under Item 5     "Other Events".  Financial
        information was filed with this report.





* Denotes exhibits incorporated herein by reference to previous filings with the Securities and Exchange Commission as designated.

Contel of California, Inc. and Subsidiary

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 1995, 1994 and 1993

(Thousands of Dollars)


----------------------------------------------------------------------------------------------------------------------
            Column A                      Column B                Column C                  Column D       Column E
----------------------------------------------------------------------------------------------------------------------
                                                                  Additions
                                                        ------------------------------
                                                                                           Deductions
                                         Balance at                                          from
                                         Beginning      Charged to        Charged to        Reserves      Balance at
           Description                    of Year         Income        Other Accounts      (Note 1)     Close of Year
----------------------------------------------------------------------------------------------------------------------
Allowance for uncollectible accounts
    for the years ended:

    December 31, 1995                    $ 3,523         $ 5,072           $2,795 (2)       $ 6,495         $ 4,895
                                         ==========================================================================
    December 31, 1994                    $ 3,592         $ 4,788           $1,220 (2)       $ 6,077         $ 3,523
                                         ==========================================================================
    December 31, 1993                    $ 3,321         $ 6,479           $6,196 (2)       $12,404         $ 3,592
                                         ==========================================================================

Accrued restructuring costs for the
    years ended (Note 3):

    December 31, 1995                    $22,310         $  --             $   --           $ 1,855         $20,455
                                         ==========================================================================
    December 31, 1994                    $48,987         $  --             $   --           $26,677         $22,310
                                         ==========================================================================
    December 31, 1993                    $   --          $48,987           $   --           $    --         $48,987
                                         ==========================================================================


NOTES:

(1)  Charges for purpose for which reserve was created.
(2)  Recoveries of previously written-off amounts.
(3) See Note 3 to the consolidated financial statements included elsewhere herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CONTEL OF CALIFORNIA, INC.
                                   ------------------------------------
                                               (Registrant)

Date March 26, 1996             By            James F. Miles
     --------------                ------------------------------------
                                              James F. Miles
                                                 President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


James F. Miles           President and Director                   March 26, 1996
----------------------   (Principal Executive Officer)
James F. Miles


Michael W. Bollinger     Assistant Vice President - Controller    March 26, 1996
----------------------   (Principal Financial and Accounting
Michael W. Bollinger     Officer)



Michael B. Esstman       Director                                 March 26, 1996
----------------------
Michael B. Esstman


Geoffrey C. Gould        Director                                 March 26, 1996
----------------------
Geoffrey C. Gould

EXHIBIT INDEX

     Exhibit
     Number                                       Description
----------------          ------------------------------------------------------
        10                Material Contracts - Agreements Between GTE and
                          Certain Executive Officers

        27                Financial Data Schedule