Form 10-Q
period 1996-03-31
CONTEL OF CALIFORNIA INC
filed 1996-05-14
CIK 24186

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended              March 31, 1996

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


  (Former name, former address and formal fiscal year, if changed since last report)

The registrant, a wholly-owned subsidiary of GTE Corporation, meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with reduced disclosure format pursuant to General Instruction H(2).

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

The Company had 2,503,667 shares of $5 par value common stock outstanding at April 30, 1996. The Company's common stock is 100% owned by GTE Corporation.

PART I.  FINANCIAL INFORMATION

Contel of California, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                                      Three Months Ended
                                                                                            March 31,
                                                                                -------------------------------
                                                                                  1996                  1995
                                                                                ----------            ---------
                                                                                     (Thousands of Dollars)
Revenues and sales:
  Local services                                                                 $36,658               $28,931
  Network access services                                                         28,447                27,652
  Toll services                                                                   14,843                16,174
  Other services and sales                                                         6,383                 6,831
                                                                                 -------               -------
   Total revenues and sales                                                       86,331                79,588
                                                                                 -------               -------

Operating costs and expenses:
  Cost of services and sales                                                      28,775                26,319
  Selling, general and administrative                                              9,132                14,615
  Depreciation and amortization                                                   17,420                16,998
                                                                                 -------               -------
   Total operating costs and expenses                                             55,327                57,932
                                                                                 -------               -------
Operating income                                                                  31,004                21,656

  Interest - net                                                                   2,178                 2,981
                                                                                 -------               -------
Income before income taxes                                                        28,826                18,675
  Income taxes                                                                    13,019                 6,951
                                                                                 -------               -------
Net income                                                                       $15,807               $11,724
                                                                                 =======               =======




Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (GTE).

See Notes to Condensed Consolidated Financial Statements.

Contel of California, Inc. and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(Dollars in Millions)

RESULTS OF OPERATIONS

                                                                        Three Months Ended
                                                                             March 31,
                                                                    ---------------------------
                                                                      1996               1995
                                                                    --------           --------
         Net income                                                   $15.8             $11.7


Net income increased 35% or $4.1 for the three months ended March 31, 1996, compared to the same period in 1995. This increase is primarily due to higher local service revenues and lower operating costs and expenses.

REVENUES AND SALES

                                                                         Three Months Ended
                                                                               March 31,
                                                                    ----------------------------
                                                                      1996               1995
                                                                    --------          ----------
         Local services                                               $36.7             $28.9
         Network access services                                       28.4              27.7
         Toll services                                                 14.8              16.2
         Other services and sales                                       6.4               6.8
                                                                      -----             -----
          Total revenues and sales                                    $86.3             $79.6

Total revenues and sales increased 8% or $6.7 for the three months ended March 31, 1996, compared to the same period in 1995.

Local service revenues increased 27% or $7.8 for the three months ended March 31, 1996, compared to the same period in 1995. This increase primarily reflects $5.7 in payments received from the California High Cost Fund and a 3% growth in switched access lines, which generated $0.6 of additional revenues. The increase is also due to tariff revenue increases of $0.3 associated with the Company's decision to consolidate its special access tariffs during the first quarter of 1966. This increase is offset in toll service revenues discussed below.

Network access service revenues increased 3% or $0.7 for the three months ended March 31, 1996, compared to the same period in 1995. This increase is partially due to a 6% increase in minutes of use, which generated $0.3 of additional
revenues.   This increase is also due to tariff revenue increases of $0.6 associated with the Company's decision to consolidate its special access tariffs during the first quarter of 1996. This tariff revenue increase is offset in toll service revenues discussed below. These increases are partially offset by a $0.4 decline in revenues reflecting the August 1995 interstate rate reductions associated with the FCC price cap.

Toll service revenues decreased 9% or $1.4 for the three months ended March 31, 1996, compared to the same period in 1995, primarily reflecting the consolidation of special access tariffs discussed above and lower toll volumes resulting from 10XXX intraLATA toll competition.

Contel of California, Inc. and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING COSTS AND EXPENSES

                                                                        Three Months Ended
                                                                              March 31,
                                                                    ---------------------------
                                                                      1996               1995
                                                                    --------           --------
         Total operating costs and expenses                           $55.3             $57.9


Total operating costs and expenses decreased 4% or $2.6 for the three months ended March 31, 1996, compared to the same period in 1995. This decrease is primarily attributable to $1.8 of lower labor and benefits costs associated with the Company's re-engineering plan and a $0.5 decrease in end-user uncollectibles.

INCOME TAXES

                                                                        Three Months Ended
                                                                              March 31,
                                                                    ----------------------------
                                                                      1996               1995
                                                                    ---------           --------
         Income taxes                                                 $13.0               $7.0


Income taxes increased 86% or $6 for the three months ended March 31, 1996, compared to the same period in 1995. This increase is primarily due to a corresponding increase in pretax income and an increase in permanent tax differences.

OTHER MATTERS

In connection with the re-engineering plan, during the first three months of 1996, costs of approximately $6.1 have been incurred, including $4.3 to re-engineer customer service processes and $1.8 to re-engineer administrative processes. Since the plan's inception at the beginning of 1994, costs of approximately $34.6 have been incurred, including $21.6 to re-engineer customer service processes and $9.9 to re-engineer administrative processes. The restructuring costs also include $3.1 to consolidate facilities and operations and other related costs. These expenditures were primarily associated with the closure and relocation of various service centers, software enhancements and
separation benefits associated with employee reductions.   Implementation of
the re-engineering plan is expected to be substantially completed by the end of 1996. As of March 31, 1996, $14.4 remains in the restructuring reserve which management believes is adequate to cover future expenditures.

On October 5, 1995, the Governor of the State of California signed a law which clarified the authority of the California Public Utilities Commission (CPUC) to allocate utility merger benefits between ratepayers and shareholders with not less than 50% going to the ratepayers of the merged company. The new law became effective January 1, 1996. On April 10, 1996, the CPUC issued a decision approving the merger of the Company into GTE California Incorporated under the terms of the amended legislation. As part of this order, the CPUC ordered $69.7 of merger savings to be flowed to the ratepayers of the merged company; which represents half of the total savings expected to be realized by this merger. Rate integration and the determination of the Company's premerger New Regulatory Framework (NRF) startup revenue requirement will be handled in Phase III of this proceeding. It is currently anticipated that the merger will occur in the second half of 1996.

Contel of California, Inc. and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

The Company submitted its 1996 annual interstate access filing on April 2, 1996, utilizing the FCC's interim price cap rules. In doing so, the Company changed its productivity factor from 5.3% to 4.0% for its Arizona (Contel) tariff entity. Overall, the proposed rates result in a $2.4 price reduction, effective July 1, 1996. The Company anticipates the FCC will issue an order prior to the effective date, which may require changes to the Company's annual filing.

Contel of California, Inc. and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               March 31,            December 31,
                                                                                  1996                  1995
                                                                              -------------        --------------
                                                                                     (Thousands of Dollars)
ASSETS
Current assets:
  Cash and temporary investments                                               $   1,033             $   2,139
  Receivables, less allowances of $5,133 and $4,895                               62,425               120,872
  Inventories and supplies                                                           712                   652
  Deferred income tax benefits                                                    16,235                18,432
  Other                                                                            1,352                   841
                                                                               ---------             ---------
   Total current assets                                                           81,757               142,936
                                                                               ---------             ---------

Property, plant and equipment, at cost                                           923,650               915,291
   Accumulated depreciation                                                    (649,747)             (635,134)
                                                                               ---------             ---------
   Total property, plant and equipment, net                                      273,903               280,157
                                                                               ---------             ---------

Deferred income tax benefits and other assets                                     16,228                16,331
                                                                               ---------             ---------
Total assets                                                                   $ 371,888             $ 439,424
                                                                               =========             =========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Notes payable to affiliates                                                  $      --             $  51,838
  Accounts payable                                                                16,058                35,491
  Taxes payable                                                                   24,290                21,943
  Accrued interest                                                                 3,593                 2,389
  Accrued payroll costs                                                            7,977                 9,369
  Accrued restructuring costs                                                     14,426                20,455
  Other                                                                           18,763                27,619
                                                                               ---------             ---------
   Total current liabilities                                                      85,107               169,104
                                                                               ---------             ---------
Non-current liabilities:
  Long-term debt                                                                  90,000                90,000
  Deferred income taxes                                                            5,452                 5,781
  Employee benefit plans                                                          61,391                60,516
  Other liabilities                                                                5,936                 5,828
                                                                               ---------             ---------
   Total non-current liabilities                                                 162,779               162,125
                                                                               ---------             ---------
Shareholder's equity:
  Common stock (2,503,667 shares issued)                                          12,518                12,518
  Additional paid-in capital                                                      78,917                78,917
  Retained earnings                                                               32,567                16,760
                                                                               ---------             ---------
   Total shareholder's equity                                                    124,002               108,195
                                                                               ---------             ---------
Total liabilities and shareholder's equity                                     $ 371,888             $ 439,424
                                                                               =========             =========

See Notes to Condensed Consolidated Financial Statements.

Contel of California, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Three Months Ended
                                                                                           March 31,
                                                                               --------------------------------
                                                                                  1996                  1995
                                                                               ----------           -----------
                                                                                     (Thousands of Dollars)
Operations:

  Net income                                                                    $ 15,807              $ 11,724
  Adjustments to reconcile net income
  to net cash from operations:
   Depreciation and amortization                                                  17,420                16,998
   Deferred income taxes                                                           2,820                 2,275
   Provision for uncollectible accounts                                              664                 1,162
   Changes in current assets and current liabilities                              30,900                17,126
   Other - net                                                                     (401)                 5,471
                                                                                --------              --------
   Net cash from operations                                                       67,210                54,756
                                                                                --------              --------
Investing:
  Capital expenditures                                                          (10,982)                (9,787)
                                                                                --------              --------
   Cash used in investing                                                       (10,982)                (9,787)
                                                                                --------              --------

Financing:
  Dividends                                                                           --              (15,261)
  Net change in affiliate notes                                                 (57,334)              (30,031)
                                                                                --------              --------
   Net cash used in financing                                                   (57,334)              (45,292)
                                                                                --------              --------
Decrease in cash and temporary investments                                       (1,106)                 (323)


Cash and temporary investments:
  Beginning of period                                                              2,139                 2,244
                                                                                --------              --------
  End of period                                                                 $  1,033              $  1,921
                                                                                ========              ========




See Notes to Condensed Consolidated Financial Statements.

Contel of California, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1) The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed consolidated financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1995 Annual Report on Form 10-K.

(2) Reclassifications of prior year data have been made, where appropriate, to conform to the 1996 presentation.

Contel of California, Inc. and Subsidiary
PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

   (a)    Exhibits required by Item 601 of Regulation S-K.

          27 Financial Data Schedule

   (b) The Company filed no reports on Form 8-K during the first quarter of 1996.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Contel of California, Inc.
                                    --------------------------------------------
                                                     (Registrant)


Date:   May 14, 1996                             Michael W. Bollinger
        ------------                --------------------------------------------
                                                  Michael W. Bollinger
                                         Assistant Vice President - Controller
                                    (Principal Financial and Accounting Officer)

                                EXHIBIT INDEX


Exhibit
 Number                            Description
- -------                            -----------
 27                        Financial Data Schedule