Form 10-Q
period 1996-06-30
CONTEL OF CALIFORNIA INC
filed 1996-08-14
CIK 24186

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended             June 30, 1996

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

The Company had 2,503,667 shares of $5 par value common stock outstanding at July 31, 1996. The Company's common stock is 100% owned by GTE Corporation.

PART I.  FINANCIAL INFORMATION

                   CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                   Three Months Ended                    Six Months Ended
                                                        June 30,                             June 30,
                                                --------------------------          --------------------------
                                                  1996              1995              1996              1995
                                                --------          --------          --------          --------
                                                                     (Thousands of Dollars)
REVENUES AND SALES:
  Local services                                $ 37,086          $ 27,287          $ 73,744          $ 56,218
  Network access services                         29,150            27,145            57,597            54,797
  Toll services                                   11,087            16,156            25,930            32,330
  Other services and sales                         6,022             6,367            12,405            13,198
                                                --------          --------          --------          --------
   Total revenues and sales                       83,345            76,955           169,676           156,543
                                                --------          --------          --------          --------
OPERATING COSTS AND EXPENSES:
  Cost of services and sales                      26,180            27,728            54,955            54,047
  Selling, general and administrative              7,765            11,665            16,897            26,280
  Depreciation and amortization                   13,794            17,840            31,214            34,838
                                                --------          --------          --------          --------
   Total operating costs and expenses             47,739            57,233           103,066           115,165
                                                --------          --------          --------          --------
OPERATING INCOME                                  35,606            19,722            66,610            41,378

  Interest - net                                   1,974             2,700             4,152             5,681
                                                --------          --------          --------          --------
INCOME BEFORE INCOME TAXES                        33,632            17,022            62,458            35,697
  Income taxes                                    15,919             8,623            28,938            15,574
                                                --------          --------          --------          --------
NET INCOME                                      $ 17,713          $  8,399          $ 33,520          $ 20,123
                                                ========          ========          ========          ========





Per share data is omitted since the Company's common stock is 100% owned by GTE
                              Corporation (GTE).

           See Notes to Condensed Consolidated Financial Statements.

                   CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             (Dollars in Millions)

RESULTS OF OPERATIONS

                                                                      Six Months Ended
                                                                          June 30,
                                                                   ------------------------
                                                                   1996                1995
                                                                   -----              -----
         Net income                                                $33.5              $20.1

Net income increased 67% or $13.4 for the six months ended June 30, 1996, compared to the same period in 1995. This increase is primarily due to higher local service revenues and lower operating costs and expenses.

Revenues and Sales

                                                                      Six Months Ended
                                                                          June 30,
                                                                  -------------------------
                                                                   1996               1995
                                                                  ------             ------
         Local services                                           $ 73.8             $ 56.2
         Network access services                                    57.6               54.8
         Toll services                                              25.9               32.3
         Other services and sales                                   12.4               13.2
                                                                  ------             ------
          Total revenues and sales                                $169.7             $156.5

Total revenues and sales increased 8% or $13.2 for the six months ended June 30, 1996, compared to the same period in 1995.

Local service revenues increased 31% or $17.6 for the six months ended June 30, 1996, compared to the same period in 1995. This increase primarily reflects $11.4 in payments received from the California High Cost Fund and a 6% growth in switched access lines, which generated $2.5 of additional revenues. A portion of the increase is attributable to the Company's decision to consolidate special access tariffs during the first quarter of 1996. The total revenue impact of the tariff consolidation is offset by reductions in toll service revenues.

Network access service revenues increased 5% or $2.8 for the six months ended June 30, 1996, compared to the same period in 1995. This increase partially reflects a 10% increase in minutes of use, which generated $1.6 of additional revenues, and the Company's decision to consolidate special access tariffs during the first quarter of 1996. The total revenue impact of the tariff consolidation is offset by reductions in toll service revenues. These increases are partially offset by a $0.8 decline in revenues reflecting August 1995 interstate rate reductions associated with the Federal Communications Commission's (FCC) price cap.

Toll service revenues decreased 20% or $6.4 for the six months ended June 30, 1996, compared to the same period in 1995, primarily reflecting the consolidation of special access tariffs mentioned above and $3.6 of unfavorable settlement impacts. The decrease is also due to optional discount calling plans, which effectively lowered intrastate long distance rates, and 10XXX intraLATA toll competition. These decreases are slightly offset by increased toll volumes.

                   CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Operating Costs and Expenses

                                                                      Six Months Ended
                                                                          June 30,
                                                                  -------------------------
                                                                   1996               1995
                                                                  ------             ------
         Total operating costs and                                $103.1             $115.2
         expenses

Total operating costs and expenses decreased 11% or $12.1 for the six months ended June 30, 1996, compared to the same period in 1995. This decrease is primarily due to productivity gains from process re-engineering and other cost containment programs and a $4 decrease in depreciation expense.

Income Taxes

                                                                      Six Months Ended
                                                                          June 30,
                                                                   ------------------------
                                                                   1996                1995
                                                                   -----              -----
         Income taxes                                              $28.9              $15.6

Income taxes increased 85% or $13.3 for the six months ended June 30, 1996, compared to the same period in 1995. This increase is primarily due to a corresponding increase in pre-tax income.

OTHER MATTERS

In connection with the re-engineering plan, during the first six months of 1996, costs of approximately $9.3 have been incurred, including $6.5 to re-engineer customer service processes and $2.8 to re-engineer administrative processes. Since the plan's inception at the beginning of 1994, costs of approximately $37.8 have been incurred, including $23.8 to re-engineer customer service processes and $10.9 to re-engineer administrative processes. The restructuring costs also include $3.1 to consolidate facilities and operations and other related costs. These expenditures were primarily associated with the closure and relocation of various service centers, software enhancements and
separation benefits associated with employee reductions.   Implementation of
the re-engineering plan is expected to be substantially completed by the end of 1996. As of June 30, 1996, $11.2 remains in the restructuring reserve which management believes is adequate to cover future expenditures.

On August 1, 1996, the Federal Communications Commission (FCC) voted to release its rules implementing Section 251 of the Telecommunications Act of 1996 (the Telecommunications Act) dealing with interconnection, unbundling of network elements and wholesale prices and other terms for competitive entry into local-exchange service (Competitive Entry Terms). The terms of the FCC's Report and Order (Order) were published on August 8, 1996, and GTE is in the process of reviewing the Order.

The Order acknowledges that the Telecommunications Act calls for negotiation of terms and prices for Competitive Entry Terms between the local-exchange carrier
(LEC) and the competing carriers. The Order, among other things, prescribes the rules for interconnection of a LEC's facilities with those of carriers competing in the local-exchange market and the pricing methodology to be used by states in establishing interconnection rates. The FCC methodology calls for the states to use forward-looking costs defined as Total Element Long Run Incremental Cost (TELRIC), including a reasonable amount of forward-looking joint and common costs. State regulatory commissions are to establish the appropriate prices based on this methodology. The FCC also identified network elements to be unbundled and priced by the states using the same TELRIC plus reasonable joint and common costs. Proxy prices for the various network elements are set out and may be used by states which have not approved cost studies by statutory deadlines for completing any arbitration of issues unresolved by negotiation between the LEC and other carriers. Access to the unbundled elements are to be at technically feasible points.

Additionally, the Order mandated use of a method of determining a LEC's avoided costs for purposes of resale rates. States are to determine the specific rates using this methodology but, on an interim basis, may instead elect to use a default range of rates established by the FCC. The default discount rates range from 17% - 25% off retail rates.

To continue to support universal service, the FCC established a temporary access framework. A competitor purchasing local service for resale or providing only long distance service must pay full current access rates. If unbundled local switching is purchased, the competitor must pay 75% of the existing Transport Interconnection Charge and all of the existing Carrier Common Line Charge. A competitor providing its own switching facility pays no access charges even if it purchases an unbundled loop from a LEC.

The Order also provides for mutual compensation for interconnection but presumes calling will be balanced and permits "bill and keep" arrangements. If the LEC demonstrates calling is not balanced, interconnection prices are to be set by the state for both carriers at the LEC's forward-looking costs.

GTE is still reviewing the impact of the approximately 700-page Order. In addition, the FCC is scheduled to release additional rules relating to universal service and access charge reform in the second quarter of 1997.
Until all the rules have been issued, it is difficult to determine the effect on GTE. However, GTE has concerns about the Order as it relates to the ability of a local-exchange carrier to recover all of its present costs from its ongoing retail customers and the wholesale prices to be set by state regulatory agencies pursuant to the FCC's guidelines.

GTE plans to appeal various aspects of the Order. Although it is too early to determine the impact of these rules, GTE believes that, if implemented as contained in the Order, they may advantage new entrants and competitors in a LEC's territory. Thus, while the Order may contribute to some market erosion in GTE's franchised territories, it may also advantage GTE outside of its franchised territory.

On October 5, 1995, the Governor of the State of California signed a law which clarified the authority of the California Public Utilities Commission (CPUC) to allocate utility merger benefits between ratepayers and shareholders with not less than 50% going to the ratepayers of the merged company. The new law became effective January 1, 1996. On April 10, 1996, the CPUC issued a decision approving the merger of the Company into GTE California Incorporated under the terms of the amended legislation. It is currently anticipated that the merger will occur by year end 1996.

As a part of this order, the CPUC ordered $69.7 of merger savings to be returned to the local, toll and access customers of the merged company over a five year period. GTE California Incorporated had previously provided for the impact of this decision in its financial statements. These savings represent half of the total savings expected to be realized by this merger. Rate integration and the determination of the Company's premerger New Regulatory Framework (NRF) startup revenue requirement will be handled in Phase III of this proceeding. If a negotiated settlement is reached between the Company and interested parties, it is anticipated that a Phase III order could be issued by year end 1996. If full evidentiary hearings are required, then a Phase III decision may be delayed until the second half of 1997.

                   CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


The Company submitted its 1996 annual interstate access filing on April 2, 1996, utilizing the FCC's interim price cap rules. In doing so, the Company changed its productivity factor from 5.3% to 4.0% for its Arizona (Contel)
tariff entity.   On June 24, 1996, the FCC ordered all local-exchange carriers
(LECs) subject to price cap regulation, including the Company, to update their GDP-PI inflation factors through the fourth quarter of 1995. Overall, the final 1996interstate access filing resulted in an annual price decrease of $2.4, effective July 1, 1996.

On July 18, 1996, GTE, through a separate subsidiary, began offering long distance service to its customers in California, marketed under the name GTE Easy Savings Plan(SM). GTE plans to offer this service in all 28 states where it currently offers local telephone service by December 1996.

                   CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               June 30,            December 31,
                                                                                 1996                  1995
                                                                              ----------           ------------
                                                                                   (Thousands of Dollars)
                                ASSETS

CURRENT ASSETS:
  Cash and temporary investments                                              $    1,347            $    2,139
  Receivables, less allowances of $2,246 and $4,895                               76,119               120,872
  Inventories and supplies                                                           641                   652
  Deferred income tax benefits                                                    14,037                18,432
  Other                                                                              520                   841
                                                                              ----------            ----------
   Total current assets                                                           92,664               142,936
                                                                              ----------            ----------
PROPERTY, PLANT, AND EQUIPMENT, at cost                                          930,186               915,291
   Accumulated depreciation                                                    (651,049)             (635,134)
                                                                              ----------            ----------
   Total property, plant and equipment, net                                      279,137               280,157
                                                                              ----------            ----------
Other assets                                                                      16,637                16,331
                                                                              ----------            ----------
Total assets                                                                  $  388,438            $  439,424
                                                                              ==========            ==========

                 LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
  Notes payable to affiliates                                                 $    4,036            $   51,838
  Accounts payable                                                                16,687                35,491
  Taxes payable                                                                   16,883                21,943
  Accrued interest                                                                 2,369                 2,389
  Accrued payroll costs                                                            7,582                 9,369
  Accrued restructuring costs                                                     11,194                20,455
  Other                                                                           16,861                27,619
                                                                              ----------            ----------
   Total current liabilities                                                      75,612               169,104
                                                                              ----------            ----------
NON-CURRENT LIABILITIES:
  Long-term debt                                                                  90,000                90,000
  Deferred income taxes                                                            5,124                 5,781
  Employee benefit plans                                                          70,315                60,516
  Other liabilities                                                                5,672                 5,828
                                                                              ----------            ----------
   Total non-current liabilities                                                 171,111               162,125
                                                                              ----------            ----------
SHAREHOLDER'S EQUITY:
  Common stock (2,503,667 shares issued)                                          12,518                12,518
  Additional paid-in capital                                                      78,917                78,917
  Retained earnings                                                               50,280                16,760
                                                                              ----------            ----------
   Total shareholder's equity                                                    141,715               108,195
                                                                              ----------            ----------
Total liabilities and shareholder's equity                                    $  388,438            $  439,424
                                                                              ==========            ==========

           See Notes to Condensed Consolidated Financial Statements.

                   CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                               -------------------------------
                                                                                 1996                  1995
                                                                               ---------             ---------
                                                                                    (Thousands of Dollars)
OPERATIONS:
  Net income                                                                   $  33,520             $  20,123
  Adjustments to reconcile net income
  to net cash from operations:
   Depreciation and amortization                                                  31,214                34,838
   Deferred income taxes                                                           4,227                 4,551
   Provision for uncollectible accounts                                            1,032                 2,457
   Changes in current assets and current liabilities                              17,878                12,699
   Other - net                                                                       397                 5,124
                                                                               ---------             ---------
   Net cash from operations                                                       88,268                79,792
                                                                               ---------             ---------
INVESTING:
  Capital expenditures                                                           (22,094)              (23,108)
                                                                               ---------             ---------
   Cash used in investing                                                        (22,094)              (23,108)
                                                                               ---------             ---------
FINANCING:
  Dividends                                                                          --                (20,261)
  Net change in affiliate notes                                                  (66,966)              (37,159)
                                                                               ---------             ---------
   Net cash used in financing                                                    (66,966)              (57,420)
                                                                               ---------             ---------
Decrease in cash and temporary investments                                          (792)                 (736)

Cash and temporary investments:
  Beginning of period                                                              2,139                 2,244
                                                                               ---------             ---------
  End of period                                                                $   1,347             $   1,508
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

PART II.  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits required by Item 601 of Regulation S-K.

                 (27)   Financial Data Schedule

         (b) The Company filed no reports on Form 8-K during the second quarter of 1996.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Contel of California, Inc.
                                      ------------------------------
                                              (Registrant)


Date:  August 14, 1996                   William M. Edwards, III
       ---------------                ------------------------------
                                         William M. Edwards, III
                                       Vice President - Controller
                                      (Principal Accounting Officer)

EXHIBIT INDEX


     Exhibit
     Number                     Description
     -------                    -----------
        27                Financial Data Schedule