Form 10-Q
period 1996-09-30
CONTEL OF CALIFORNIA INC
filed 1996-11-13
CIK 24186

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended         September 30, 1996

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

                                                            YES  X    NO
                                                               ------   ------

The Company had 2,503,667 shares of $5 par value common stock outstanding at October 31, 1996. The Company's common stock is 100% owned by GTE Corporation.

PART I.  FINANCIAL INFORMATION

                   CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                Three Months Ended             Nine Months Ended
                                                   September 30,                 September 30,
                                              ----------------------         ----------------------
                                                 1996        1995              1996          1995
                                              ---------    ---------         ---------    ---------
                                                                (Thousands of Dollars)
REVENUES AND SALES
  Local services                              $ 32,678      $ 28,760         $ 106,422     $ 84,978
  Network access services                       30,474        23,277            88,071       78,074
  Toll services                                 13,443        15,636            39,373       47,966
  Other services and sales                      11,042         8,040            23,447       21,238
                                              --------      --------         ---------     --------
   Total revenues and sales                     87,637        75,713           257,313      232,256
                                              --------      --------         ---------     --------

OPERATING COSTS AND EXPENSES
  Cost of services and sales                    26,413        32,207            81,368       86,254
  Selling, general and administrative            8,442         9,670            25,339       35,950
  Depreciation and amortization                 14,223        17,610            45,437       52,448
                                              --------      --------         ---------     --------
   Total operating costs and expenses           49,078        59,487           152,144      174,652
                                              --------      --------         ---------     --------
OPERATING INCOME                                38,559        16,226           105,169       57,604

  Interest - net                                 1,682         2,585             5,834        8,266
                                              --------      --------         ---------     --------
INCOME BEFORE INCOME TAXES                      36,877        13,641            99,335       49,338
  Income taxes                                  14,766         6,013            43,704       21,587
                                              --------      --------         ---------     --------
NET INCOME                                    $ 22,111      $  7,628         $  55,631     $ 27,751
                                              ========      ========         =========     ========





Per share data is omitted since the Company's common stock is 100% owned by GTE
                              Corporation (GTE).

           See Notes to Condensed Consolidated Financial Statements.

                   CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             (Dollars in Millions)

RESULTS OF OPERATIONS

                                               Nine Months Ended
                                                 September 30,
                                            ----------------------
                                              1996          1995
                                            --------      --------
         Net income                         $   55.6      $   27.8

Net income increased $27.8 for the nine months ended September 30, 1996, compared to the same period in 1995. This increase is primarily due to higher local service and network access service revenues and lower operating costs and expenses.

Revenues and Sales

                                               Nine Months Ended
                                                 September 30,
                                            ----------------------
                                              1996          1995
                                            --------      --------
         Local services                     $  106.4      $   85.0
         Network access services                88.1          78.1
         Toll services                          39.4          48.0
         Other services and sales               23.4          21.2
                                            --------      --------
          Total revenues and sales          $  257.3      $  232.3

Total revenues and sales increased 11% or $25 for the nine months ended September 30, 1996, compared to the same period in 1995. The Company consolidated its special access tariffs during the first quarter of 1996 which resulted in an increase in local service and network access service revenues. The total revenue impact of the tariff consolidation is offset by reductions in toll service revenues.

Local service revenues increased 25% or $21.4 for the nine months ended September 30, 1996, compared to the same period in 1995. This increase primarily reflects $11.4 in payments received from the California High Cost Fund and a 4% growth in switched access lines, which generated $2.4 of additional revenues, and a $1.9 growth in the sales of CentraNet(trademark) and data services such as Integrated Services Digital Network (ISDN) services which permit the rapid transmission of voice, data, image and text.

Network access service revenues increased 13% or $10 for the nine months ended September 30, 1996, compared to the same period in 1995. This increase partially reflects a 15% increase in minutes of use, which generated $4.5 of additional revenues. In addition, revenues increased by $3.7 reflecting the net effect of the changes in interstate access revenues associated with the Federal Communications Commission's (FCC) 1995 and 1996 price caps.

Toll service revenues decreased 18% or $8.6 for the nine months ended September 30, 1996, compared to the same period in 1995, primarily reflecting the consolidation of special access tariffs mentioned above and $6.3 of unfavorable settlement impacts. The decrease is also due to optional discount calling plans, which effectively lowered intrastate long distance rates, and 10XXX intraLATA toll competition. These decreases are slightly offset by increased toll volumes.

                   CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Other services and sales revenues increased 10% or $2.2 for the nine months ended September 30, 1996, compared to the same period in 1995. The increase primarily reflects a $2.2 increase in directory advertising revenues related to timing of directory publications.

Operating Costs and Expenses

                                               Nine Months Ended
                                                 September 30,
                                            ----------------------
                                              1996          1995
                                            --------      --------

         Total operating costs and          $  152.1      $  174.7
         expenses

Total operating costs and expenses decreased 13% or $22.6 for the nine months ended September 30, 1996, compared to the same period in 1995. This decrease is primarily due to a $5.4 reduction in labor and benefit costs associated with productivity gains from process re-engineering and other cost containment programs and a $7 decrease in depreciation expense.

Other Expense

                                               Nine Months Ended
                                                 September 30,
                                             ----------------------
                                              1996           1995
                                             -------        -------
         Interest - net                      $   5.8        $   8.3
         Income taxes                           43.7           21.6

Interest - net decreased 30% or $2.5 for the nine months ended September 30, 1996, compared to the same period in 1995. This decrease is primarily due to favorable affiliate financing activities.

Income taxes increased $22.1 for the nine months ended September 30, 1996, compared to the same period in 1995. This increase is primarily due to a corresponding increase in pre-tax income and adjustments to prior years' tax provision.

OTHER MATTERS

In connection with the re-engineering plan, during the first nine months of 1996, costs of approximately $12.7 have been incurred, including $9.1 to re-engineer customer service processes and $3.6 to re-engineer administrative processes. Since the plan's inception at the beginning of 1994, costs of approximately $41.2 have been incurred, including $26.4 to re-engineer customer service processes and $11.7 to re-engineer administrative processes. The restructuring costs also include $3.1 to consolidate facilities and operations and other related costs. These expenditures were primarily associated with the closure and relocation of various service centers, software enhancements and
separation benefits associated with employee reductions.   Implementation of
the re-engineering plan is expected to be substantially completed by the end of 1996. As of September 30, 1996, $7.8 remains in the restructuring reserve which management believes is adequate to cover future expenditures.

On August 8, 1996, the FCC published its Report and Order (Order) containing rules implementing Section 251 of the Telecommunications Act of 1996 (the Telecommunications Act) dealing with interconnection, unbundling of network elements and wholesale prices and other terms for competitive entry into local-exchange service (Competitive Entry Terms). On August 9, 1996, the FCC released its Second Report and Order implementing the provision of number portability and dialing parity in accord with the Telecommunications Act.

                  CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

GTE believes that if the Order were implemented as drafted, it would cause irreparable harm to local-exchange carriers (LECs) by providing unfair advantages to other carriers who will compete with the LECs in providing local service in the LEC's local territory.

On September 16, 1996, GTE filed an appeal and motion for stay of the Order with the United States Court of Appeals for the District of Columbia. This appeal argued that the FCC had no jurisdiction to impose national pricing rules for what is essentially local service. This appeal was subsequently transferred to the Court of Appeals for the Eighth Circuit together with appeals by other LECs and state regulatory commissions. On October 15, 1996, the Eighth Circuit granted a partial stay. The stay delays implementation of the Order's pricing provisions and associated rules, as well as the rules requiring GTE and other LECs to permit requesting carriers to select terms and conditions from various agreements between them and other carriers for purposes of interconnection. Additionally, the Court scheduled oral argument on the merits for the week of January 13, 1997. On November 12, 1996, the Supreme Court denied applications to vacate the stay filed by the FCC and various companies seeking to enter the local-exchange business.

While GTE cannot predict the outcome of the Court's final decision, GTE intends to continue to vigorously present its position in Court.

GTE is continuing to negotiate with requesting carriers over the terms of interconnection, unbundled network elements and resale rates. In some cases, the parties have been unable to agree within the statutory period for negotiation and have gone to arbitration before various state regulatory commissions, including California. It is expected that in late November 1996, the first state commission decision to determine prices and terms of unresolved issues will be released. Subsequent decisions are expected to be issued over a period extending through the first quarter of 1997.

On October 5, 1995, the Governor of the State of California signed a law which clarified the authority of the California Public Utilities Commission (CPUC) to allocate utility merger benefits between ratepayers and shareholders with not less than 50% going to the ratepayers of the merged company. The new law became effective January 1, 1996. On April 10, 1996, the CPUC issued a decision approving the merger of the Company into GTE California Incorporated under the terms of the amended legislation. It is currently anticipated that the merger will occur by December 31, 1996.

As a part of this order, the CPUC ordered $69.7 of merger savings to be returned to the local, access and toll customers of the merged company over a five year period. GTE California Incorporated has provided for the impact of this decision in its financial statements. These savings represent half of the total savings expected to be realized by this merger. Rate integration and the determination of the Company's premerger New Regulatory Framework (NRF) startup revenue requirement will be handled in Phase III of this proceeding. If a negotiated settlement is reached between the Company and interested parties, it is anticipated that permanent rates could be effective as early as March 1997. If full evidentiary hearings are required, then a Phase III decision may be delayed until the second half of 1997.

The Company submitted its 1996 annual interstate access filing on April 2, 1996, utilizing the FCC's interim price cap rules. In doing so, the Company changed its productivity factor from 5.3% to 4.0% for its Arizona (Contel)
tariff entity.   On June 24, 1996, the FCC ordered all LECs subject to price cap regulation, including the Company, to update their GDP-PI inflation factors through the fourth quarter of 1995. Overall, the final 1996 interstate access filing resulted in an annual price decrease of $2.4, effective July 1, 1996.

                   CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

On July 18, 1996, GTE, through a separate subsidiary, began offering long distance service to its customers in California, marketed under the name GTE Easy Savings Plan(service mark). GTE plans to offer this service by December 31, 1996 in all 50 states, including the 28 states where it currently offers local telephone service.

                   CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            September 30,          December 31,
                                                                 1996                  1995
                                                            -------------          ------------
                                                                  (Thousands of Dollars)
                                ASSETS

CURRENT ASSETS:
  Cash and temporary investments                             $       41            $    2,139
  Receivables, less allowances of $3,325 and $4,895              68,987               120,872
  Note receivable from affiliate                                 22,145                    --
  Inventories and supplies                                          769                   652
  Deferred income tax benefits                                    2,458                18,432
  Other                                                           1,285                   841
                                                             ----------            ----------
   Total current assets                                          95,685               142,936
                                                             ----------            ----------
PROPERTY, PLANT, AND EQUIPMENT, at cost                         941,340               915,291
   Accumulated depreciation                                    (661,019)             (635,134)

                                                             ----------            ----------
   Total property, plant and equipment, net                     280,321               280,157
                                                             ----------            ----------

OTHER ASSETS, primarily deferred income tax benefits             20,963                16,331
                                                             ----------            ----------
Total assets                                                 $  396,969            $  439,424
                                                             ==========            ==========
                 LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:

  Short-term obligations, including current maturities       $  10,000             $       --
  Notes payable to affiliates                                       --                 51,838
  Accounts payable                                              15,508                 35,491
  Taxes payable                                                  5,792                 21,943
  Accrued interest                                               3,582                  2,389
  Accrued payroll costs                                          8,020                  9,369
  Accrued restructuring costs                                    7,792                 20,455
  Other                                                         16,743                 27,619
                                                             ---------             ----------
   Total current liabilities                                    67,437                169,104
                                                             ---------             ----------

  Long-term debt                                                80,000                 90,000
  Deferred income taxes                                          4,795                  5,781
  Employee benefit plans                                        71,403                 60,516
  Other liabilities                                              9,508                  5,828
                                                             ---------             ----------
   Total liabilities                                           233,143                331,229
                                                             ---------             ----------
SHAREHOLDER'S EQUITY:
  Common stock (2,503,667 shares issued)                        12,518                 12,518
  Additional paid-in capital                                    78,917                 78,917
  Retained earnings                                             72,391                 16,760
                                                             ---------             ----------
   Total shareholder's equity                                  163,826                108,195
                                                             ---------             ----------
Total liabilities and shareholder's equity                   $ 396,969             $  439,424
                                                             =========             ==========

           See Notes to Condensed Consolidated Financial Statements.

                   CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                ------------------------------
                                                                                  1996                  1995
                                                                                --------              --------
                                                                                     (Thousands of Dollars)
OPERATIONS
  Net income                                                                    $ 55,631              $ 27,751
  Adjustments to reconcile net income
  to net cash from operations:
   Depreciation and amortization                                                  45,437                52,448
   Deferred income taxes                                                          14,365                 6,827
   Provision for uncollectible accounts                                            4,109                 1,710
   Change in current assets and current liabilities                              (12,248)               (1,552)
   Other - net                                                                     2,535                 8,596
                                                                                --------              --------
   Net cash from operations                                                      109,829                95,780
                                                                                --------              --------

INVESTING
  Capital expenditures                                                           (37,944)              (33,328)
                                                                                --------              --------
   Cash used in investing                                                        (37,944)              (33,328)
                                                                                --------              --------

FINANCING
  Dividends                                                                           --               (35,261)
  Net change in affiliate notes                                                  (73,983)              (27,661)
                                                                                --------              --------
   Net cash used in financing                                                    (73,983)              (62,922)
                                                                                --------              --------
Decrease in cash and temporary investments                                        (2,098)                 (470)

Cash and temporary investments:
  Beginning of period                                                              2,139                 2,244
                                                                                --------              --------
  End of period                                                                 $     41              $  1,774
                                                                                ========              ========


           See Notes to Condensed Consolidated Financial Statements.

                   CONTEL OF CALIFORNIA, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed consolidated financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1995 Annual Report on Form 10-K.

(2) Reclassifications of prior year data have been made, where appropriate, to conform to the 1996 presentation.

PART II.  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits required by Item 601 of Regulation S-K.

              (27)    Financial Data Schedule

         (b) The Company filed no reports on Form 8-K during the third quarter of 1996.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Contel of California, Inc.
                                        ------------------------------
                                                 (Registrant)

Date:  November 13, 1996                   William M. Edwards, III
       -----------------                ------------------------------
                                           William M. Edwards, III
                                         Vice President - Controller
                                        (Principal Accounting Officer)

EXHIBIT INDEX


     Exhibit
     Number                               Description
     -------      -------------------------------------------------------------
        27        Financial Data Schedule